Form 10KSB
period 2000-12-31
EQUICAP INC
filed 2001-02-20
CIK 1006840

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For year ended December 31, 2000                     Commission File No. 0-31091

                                  EQUICAP, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

           CALIFORNIA                                     33-0652593
 ------------------------------              ----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

          12373 East Cornell Avenue
           Aurora, Colorado 80014                           (303) 337-3384
 ----------------------------------------             --------------------------
(Address of Principal's Executive Offices)           (Registrant's Telephone No.
                                                            incl. area code)

Securities registered pursuant to
  Section 12(b) of the Act:                       NONE

Securities registered pursuant to
  Section 12(g) of the Act:                       Common stock, no par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

         Yes   X    No
             ------    ------

     Indicate by check mark if no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

         Yes   X    No
             ------    ------

         The registrant's revenues for its most recent fiscal year were $-0-.

         The aggregate market value of the 90,100 shares of common stock of the registrant held by non-affiliates on December 31, 2000, was not determinable.

         At January 31, 2001, a total of 390,100 shares of common stock were outstanding.

================================================================================

                                TABLE OF CONTENTS


                                     PART I

Item 1.  Description of Business..........................................    3

Item 2.  Description of Property..........................................   12

Item 3.  Legal Proceedings................................................   12

Item 4.  Submission of Matters to a Vote of Security Holders..............   12

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related
          Stockholder Matters.............................................   12

Item 6.  Management's Discussion and Analysis or Plan of Operation........   13

Item 7.  Financial Statements.............................................   15

Item 8.  Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure..........................   15

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control
          Persons; Compliance with Section 16(a) of the Exchange Act......   15

Item 10. Executive Compensation...........................................   18

Item 11. Security Ownership of Certain Beneficial
          Owners and Management...........................................   19

Item 12. Certain Relationships and Related Transactions...................   19

Item 13. Exhibits and Reports on Form 8-K.................................   20

         Index to Financial Statements....................................   21

         Financial Statements.............................................  F-1

         Signatures.......................................................   22

                           FORWARD-LOOKING STATEMENTS

     This report contains certain forward-looking statements and information relating to EQUICAP,INC. ("EQUICAP" or "Company") that are based on the beliefs of its management as well as assumptions made by and information currently available to its management. When used in this report, the words "anticipate", "believe", "estimate", "expect", "intend", "plan" and similar expressions, as they relate to EQUICAP or its management, are intended to identify forward-looking statements. These statements reflect management's current view of EQUICAP concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: a general economic downturn; a downturn in the securities markets; a general lack of interest for any reason in going public by means of transactions involving public blank check companies; federal or state laws or regulations having an adverse effect on blank check companies, Securities and Exchange Commission regulations which affect trading in the securities of "penny stocks," and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. Readers should realize that EQUICAP, with only very limited assets, and that for EQUICAP to succeed requires that it either originate a successful business (for which it lacks the funds) or acquire a successful business. EQUICAP's realization of its business aims as stated herein will depend in the near future principally on the successful completion of its acquisition of a business, as discussed below.

                                     PART I

Item 1.  DESCRIPTION OF BUSINESS.

BACKGROUND

     EQUICAP was incorporated under the laws of the State of California on March 1, 1995, under the name of VWR Acquisition Company, Inc. ("VWR"); the name was later changed to EQUICAP, INC. EQUICAP is authorized to issue 100,000,000 shares of common stock without par value and 10,000,000 shares of preferred stock without par value. EQUICAP's business activities prior to July 1996 were that of an investment banking and consulting firm whose business plan was to assist its clients by infusing capital into them and utilizing its experience to assist its client companies in getting their products or services to market and becoming profitable. EQUICAP thus anticipated "incubating" client companies. EQUICAP has not had operations since July 1996, has no significant assets and only modest liabilities.

     EQUICAP issued 5,500,000 shares of its common stock in March 1995, to its founders in consideration of cash and services rendered. In March 1995, 200,000 shares of its common stock were issued to an investor for approximately $137,000 in cash. All such shares were treated as "restricted securities", meaning that they were shares issued in transactions not involving any public offering, stop transfer orders were entered into the stock books as to such shares, and all certificates evidencing these shares bore a customary form of investment legend. Then in October 1995, approximately 4,022,115 common shares were voluntarily cancelled by the shareholders, reducing the number of outstanding shares to 1,677,885.

     On December 29, 1995, BBU Systems Inc. ("BBU") was merged with and into EQUICAP as the surviving entity pursuant to an Agreement and Plan of Merger. In the merger EQUICAP issued 1,273,415 shares of its common stock and acquired all of the issued and outstanding common shares of BBU. The merger was effected in reliance upon the exemption from registration provided by Regulation D, Rule
504. In connection with the merger, an additional 509,295 shares were voluntarily cancelled by the holders, reducing the number of outstanding shares to 2,442,005. EQUICAP became dormant in July 1996 when the Company's board of directors determined that its original business plan could not be executed, and that the business of BBU could not be developed, due to lack of operating capital and the lack of prospects to raise adequate funding.

     On June 19, 1998, EQUICAP issued 5,000,000 shares of its common stock to Stephen M. Siedow, President of the Company, for services and costs advanced on behalf of EQUICAP that were valued at $5,000 in the aggregate. These shares were also treated as "restricted securities." Mr. Siedow has informed the Company that he will not sell these shares in the public markets until they have been registered for resale under the Securities Act of 1933, as amended (the "Act") or otherwise in compliance with applicable law.

     On July 31, 1998, EQUICAP's common stock underwent a reverse split in which each 100 of the issued and outstanding shares were changed into one share, which decreased the number of issued and outstanding shares from 7,442,005 to 74,732. On December 29, 1999, EQUICAP issued 100,000 shares of its common stock to Mr. Siedow for services and fees and costs advanced on behalf of EQUICAP that were valued at $10,000 in the aggregate, which also were treated as "restricted securities." Mr. Siedow has informed the Company that he will not sell these shares in the public markets until they have been registered for resale under the Act or otherwise in compliance with applicable law. On January 18, 2000, EQUICAP's common stock underwent a reverse and forward split of the common shares in which (i) each 50 of the issued and outstanding shares were changed into one share, with each fraction being rounded up to a whole share, and (ii) immediately following the reverse split, each resulting share was changed into 100 shares. Upon conclusion of this recapitalization, EQUICAP had 390,100 common shares issued and outstanding.

     EQUICAP owns no real estate and has no full time employees, and it will have no operations of its own unless and until it engages in one or more of the activities described below under this ITEM 1. EQUICAP is a blank check company which intends to enter into a business combination with one or more as yet unidentified privately held businesses.

EXCHANGE ACT REGISTRATION

     EQUICAP has voluntarily filed a registration statement on Form 10-SB with the Securities and Exchange Commission ("SEC" or "Commission") in order to register EQUICAP's common stock under Section 12(g) of the Securities Exchange Act of 1934, as amended ("Exchange Act"). EQUICAP is required to file quarterly, annual and other reports and other information with the SEC as required by the Exchange Act. If EQUICAP's duty to file reports under the Exchange Act is suspended, EQUICAP intends to nonetheless continue filing reports on a voluntary basis if it is able to do so.

PROPOSED BUSINESS

     EQUICAP intends to enter into a business combination with one or more as yet unidentified privately held businesses. Management believes that EQUICAP will be attractive to privately held companies interested in becoming publicly traded by means of a business combination with EQUICAP, without offering their own securities to the public. EQUICAP will not be restricted in its search for business combination candidates to any particular geographical area, industry or industry segment, and may enter into a combination with a private business engaged in any line of business. Management's discretion is, as a practical matter, unlimited in the selection of a combination candidate. EQUICAP has not entered into any agreement, arrangement or understanding of any kind with any person regarding a business combination.

     Depending upon the nature of the transaction, the current officers and directors of EQUICAP probably will resign their directorship and officer positions with EQUICAP in connection with EQUICAP's consummation of a business combination. See "Form of Acquisition" below. EQUICAP's current management will not have any control over the conduct of EQUICAP's business following EQUICAP's completion of a business combination.

     It is anticipated that business opportunities will come to EQUICAP's attention from various sources, including its management, its other stockholders, professional advisors such as attorneys and accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. EQUICAP has no plans, understandings, agreements, or commitments with any individual or entity to act as a finder of or as a business consultant in regard to any business opportunities for EQUICAP. There are no plans to use advertisements, notices or any general solicitation in the search for combination candidates.

     PRE-COMBINATION ACTIVITIES. EQUICAP is a "blank check" company, defined as an inactive, publicly quoted company with nominal assets and liabilities. With these characteristics, management believes that EQUICAP will be attractive to privately held companies interested in becoming publicly traded by means of a business combination with EQUICAP, without offering their own securities to the public. The term "business combination" (or "combination") means the result of
(i) a statutory merger of a combination candidate into or its consolidation with EQUICAP or a wholly owned subsidiary of EQUICAP formed for the purpose of the merger or consolidation, (ii) the exchange of securities of EQUICAP for the assets or outstanding equity securities of a privately held business, or (iii) the sale of securities by EQUICAP for cash or other value to a business entity or individual, and similar transactions.

     A combination may be structured in one of the foregoing ways or in any other form which will result in the combined entity being a publicly held corporation. It is unlikely that any proposed combination will be submitted for the approval of EQUICAP's shareholders prior to consummation. Pending negotiation and consummation of a combination, EQUICAP anticipates that it will have no business activities or sources of revenues and will incur no significant expenses or liabilities other than expenses related to ongoing filings required by the Exchange Act, or related to the negotiation and consummation of a combination.

     EQUICAP anticipates that the business opportunities presented to it will
(1) be recently organized with no operating history, or a history of losses attributable to under-capitalization or other factors; (2) be experiencing financial or operating difficulties; (3) be in need of funds to develop a new product or service or to expand into a new market; (4) be relying upon an untested product or marketing concept; or (5) have a combination of the foregoing characteristics. Given the above factors, it should be expected that any acquisition candidate may have a history of losses or low profitability.

     EQUICAP will not be restricted in its search for business combination candidates to any particular geographical area, industry or industry segment, and may enter into a combination with a private business engaged in any line of business, including service, finance, mining, manufacturing, real estate, oil and gas, distribution, transportation, medical, communications, high technology, biotechnology or any other. Management's discretion is, as a practical matter, unlimited in the selection of a combination candidate. Management of EQUICAP will seek combination candidates in the United States and other countries, as available time permits, through existing associations and by word of mouth.

     EQUICAP has not entered into any agreement or understanding of any kind with any person regarding a business combination. There is no assurance that EQUICAP will be successful in locating a suitable combination candidate or in concluding a business combination on terms acceptable to EQUICAP. EQUICAP's Board of Directors has not established a time limitation by which it must consummate a suitable combination; however, if EQUICAP is unable to consummate a suitable combination within a reasonable period, such period to be determined at the discretion of EQUICAP's Board of Directors, the Board of Directors will probably recommend its liquidation and dissolution. It is anticipated that EQUICAP will not be able to diversify, but will essentially be limited to one such venture because of EQUICAP's lack of capital. This lack of diversification will not permit EQUICAP to offset potential losses from one acquisition against profits from another, and should be considered an adverse factor affecting any decision to purchase EQUICAP's securities.

     EQUICAP's board of directors has the authority and discretion to complete certain combinations without submitting them to the stockholders for their prior approval. EQUICAP's shareholders should not anticipate that they will have any meaningful opportunity to consider or vote upon any candidate selected by EQUICAP management for acquisition. Generally, the prior approval of EQUICAP's shareholders will be required for any statutory merger of EQUICAP with or into another company, but shareholder approval will not be required if the following requirements are met: (1) EQUICAP's articles of incorporation will not change as a result of the merger; (2) following the merger, each person who was a EQUICAP shareholder immediately prior to the merger will on the effective date of the merger continue to hold the same number of shares, with identical designations, preferences, limitations and relative rights; and (3) the number of EQUICAP voting and participating shares which are outstanding prior to the merger is not increased more than 20% as a result of the merger, giving effect to the conversion of convertible securities and the exercise of warrants, options and other rights issued in the merger. It is likely, however, in management's opinion that any combination entered into by EQUICAP that takes the form of a merger will result in the issuance of additional shares exceeding the 20% limitation. Shareholder approval also will not be required as to any "short-form merger," meaning the merger into EQUICAP of a company in which EQUICAP already owns 90% or more of the equity securities. Moreover, in the event that a business combination occurs in the form of a stock-for-stock exchange or the issuance of stock to purchase assets, the approval of EQUICAP's shareholders will not be required by law so long as it is EQUICAP that acquires the shares or assets of the other company.

     However, it is anticipated that EQUICAP's shareholders will, prior to completion of any combination, be given information about the candidate company's business, financial condition, management and other information required by ITEMs 6(a), (d), (e), 7 and 8 of Schedule 14A of Regulation 14A under the Exchange Act, which is substantially the same information as required in a proxy statement.

     COMBINATION SUITABILITY STANDARDS. The analysis of candidate companies will be undertaken by or under the supervision of EQUICAP's President, who is not a professional business analyst. See "MANAGEMENT" below.

     To a large extent, a decision to participate in a specific combination may be made upon management's analysis of the quality of the candidate company's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, the perceived benefit the candidate will derive from becoming a publicly held entity, and numerous other factors which are difficult, if not impossible, to objectively quantify or analyze. In many instances, it is anticipated that the historical operations of a specific candidate may not necessarily be indicative of the potential for the future because of the possible need to shift marketing approaches substantially, expand significantly, change product emphasis, change or substantially augment management, or make other changes. EQUICAP will be dependent upon the owners and management of a candidate to identify any such problems which may exist and to implement, or be primarily responsible for the implementation of, required changes. Because EQUICAP may participate in a business combination with a newly organized candidate or with a candidate which is entering a new phase of growth, it should be emphasized that EQUICAP will incur further risks, because management in many instances will not have proved its abilities or effectiveness, the eventual market for the candidate's products or services will likely not be established, and the candidate may not be profitable when acquired.

     Otherwise, EQUICAP anticipates that it may consider, among other things, the following factors:

     1. Potential for growth and profitability, indicated by new technology, anticipated market expansion, or new products;

     2. EQUICAP's perception of how any particular candidate will be received by the investment community and by EQUICAP's stockholders;

     3. Whether, following the business combination, the financial condition of the candidate would be, or would have a significant prospect in the foreseeable future of becoming sufficient to enable the securities of EQUICAP to qualify for listing on an exchange or on NASDAQ, so as to permit the trading of such securities to be exempt from the requirements of the federal "penny stock" rules adopted by the SEC.

     4. Capital requirements and anticipated availability of required funds, to be provided by EQUICAP or from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

     5.   The extent to which the candidate can be advanced;

     6. Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;

     7. Strength and diversity of existing management, or management prospects that are scheduled for recruitment;

     8. The cost of participation by EQUICAP as compared to the perceived tangible and intangible values and potential; and

     9. The accessibility of required management expertise, personnel, raw materials, services, professional assistance, and other required items.

     No one of the factors described above will be controlling in the selection of a candidate. Potentially available candidates may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. It should be recognized that, because of EQUICAP's limited capital available for investigation and management's limited experience in business analysis, EQUICAP may not discover or adequately evaluate adverse facts about the opportunity to be acquired. EQUICAP cannot predict when it may participate in a business combination. It expects, however, that the analysis of specific proposals and the selection of a candidate may take several months or more.

     Management believes that various types of potential merger or acquisition candidates might find a business combination with EQUICAP to be attractive. These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current shareholders, acquisition candidates which have long-term plans for raising capital through the public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process. Acquisition candidates which have a need for an immediate cash infusion are not likely to find a potential business combination with EQUICAP to be an attractive alternative.

     Prior to consummation of any combination (other than a mere sale by EQUICAP insiders of a controlling interest in EQUICAP's common stock) EQUICAP intends to require that the combination candidate provide EQUICAP the financial statements required by ITEM 310 of Regulation S-B, including at the least an audited balance sheet as of the most recent fiscal year end and statements of operations, changes in stockholders' equity and cash flows for the two most recent fiscal years, audited by certified public accountants acceptable to EQUICAP's management, and the necessary unaudited interim financial statements. Such financial statements must be adequate to satisfy EQUICAP's reporting obligations under Section 15(d) or 13 of the Exchange Act. If the required audited financial statements are not available at the time of closing, EQUICAP management must reasonably believe that the audit can be obtained in less than 60 days. This requirement to provide audited financial statements may significantly narrow the pool of potential combination candidates available, since most private companies are not already audited. Some private companies will either not be able to obtain an audit or will find the audit process too expensive. In addition, some private companies on closer examination may find the entire process of being a reporting company after a combination with EQUICAP too burdensome and expensive in light of the perceived potential benefits from a combination.

     FORM OF ACQUISITION. It is impossible to predict the manner in which EQUICAP may participate in a business opportunity. Specific business opportunities will be reviewed as well as the respective needs and desires of EQUICAP and the promoters of the opportunity and, upon the basis of that review and the relative negotiating strength of EQUICAP and such promoters, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. EQUICAP may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation or reorganization of EQUICAP with other corporations or forms of business organization, and although it is likely, there is no assurance that EQUICAP would be the surviving entity. In addition, the present management and stockholders of EQUICAP most likely will not have control of a majority of the voting shares of EQUICAP following a reorganization transaction. As part of such a transaction, EQUICAP's existing directors may resign and new directors may be appointed without any vote or opportunity for approval by EQUICAP's shareholders.

     It is likely that EQUICAP will acquire its participation in a business opportunity through the issuance of common stock or other securities of EQUICAP. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under the Internal Revenue Code of 1986, depends upon the issuance to the stockholders of the acquired company of a controlling interest (i.e. 80% or more) of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Internal Revenue Code, EQUICAP's current stockholders would retain in the aggregate 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution in the equity of those who were stockholders of EQUICAP prior to such reorganization. Any such issuance of additional shares might also be done simultaneously with a sale or transfer of shares representing a controlling interest in EQUICAP by the current officers, directors and principal shareholders.

     It is anticipated that any new securities issued in any reorganization would be issued in reliance upon exemptions, if any are available, from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, EQUICAP may agree to register such securities either at the time the transaction is consummated, or under certain conditions or at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market that might develop in EQUICAP's securities may have a depressive effect upon such market.

     EQUICAP will participate in a business opportunity only after the negotiation and execution of a written agreement. Although the terms of such agreement cannot be predicted, generally such an agreement would require specific representations and warranties by all of the parties thereto, specify certain events of default, detail the terms of closing and the conditions which must be satisfied by each of the parties thereto prior to such closing, outline the manner of bearing costs if the transaction is not closed, set forth remedies upon default, and include miscellaneous other terms.

     As a general matter, EQUICAP anticipates that it, and/or its officers and principal shareholders will enter into a letter of intent with the management, principals or owners of a prospective business opportunity prior to signing a binding agreement. Such a letter of intent will set forth the terms of the proposed acquisition but will not bind any of the parties to consummate the transaction. Execution of a letter of intent will by no means indicate that consummation of an acquisition is probable. Neither EQUICAP nor any of the other parties to the letter of intent will be bound to consummate the acquisition unless and until a definitive agreement concerning the acquisition as described in the preceding paragraph is executed. Even after a definitive agreement is executed, it is possible that the acquisition would not be consummated should any party elect to exercise any right provided in the agreement to terminate it on specified grounds.

     It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Moreover, because many providers of goods and services require compensation at the time or soon after the goods and services are provided, the inability of EQUICAP to pay until an indeterminate future time may make it impossible to procure goods and services.

     POST-COMBINATION ACTIVITIES. Management anticipates that, following consummation of a combination, control of EQUICAP will change as a result of the issuance of additional common stock to the shareholders of the business acquired in the combination. Once ownership control has changed, it is likely that the new controlling shareholders will call a meeting for the purpose of replacing the incumbent directors of EQUICAP with candidates of their own, and that the new directors will then replace the incumbent officers with their own nominees. Rule 14f-1 under the Exchange Act requires that, if in connection with a business combination or sale of control of EQUICAP there should arise any arrangement or understanding for a change in a majority of EQUICAP's directors and the change in the board of directors is not approved in advance by EQUICAP's shareholders at a shareholder meeting, then none of the new directors may take office until at least ten (10) days after an information statement has been filed with the Securities and Exchange Commission and sent to EQUICAP's shareholders. The information statement furnished must as a practical matter include the information required by ITEMs 6(a), (d) and (e), 7 and 8 of Schedule 14A of Regulation 14A in a proxy statement.

     Following consummation of a combination, management anticipates that EQUICAP will file a current report on Form 8-K with the Commission which discloses among other things the date and manner of the combination, material terms of the definitive agreement, the assets and consideration involved, the identity of the person or persons from whom the assets or other property was acquired, changes in management and biographies of the new directors and executive officers, identity of principal shareholders following the combination, and contains the required financial statements. Such a Form 8-K report also will be required to include all information as to the business acquired called for by ITEM 101 of Regulation S-B.

POTENTIAL BENEFITS to INSIDERS

     In connection with a business combination, it is possible that shares of common stock constituting control of EQUICAP may be purchased from the current principal shareholders ("insiders") of EQUICAP by the acquiring entity or its affiliates. If stock is purchased from the insiders, the transaction is very likely to result in substantial gains to them relative to the price they originally paid for the stock. In EQUICAP's judgment, none of its officers and directors would as a result of such a sale become an "underwriter" within the meaning of the Section 2(11) of the Securities Act of 1933, as amended. No bylaw or charter provision EQUICAP prevents insiders from negotiating or consummating such a sale of their shares. The sale of a controlling interest by EQUICAP insiders could occur at a time when the other shareholders of the Company remain subject to restrictions on the transfer of their shares, and it is unlikely that EQUICAP shareholders generally will be given the opportunity to participate in any such sale of shares. Moreover, EQUICAP shareholders probably will not be afforded any opportunity to review or approve any such buyout of shares held by an officer, director or other affiliate, should such a buyout occur.

     EQUICAP may require that a company being acquired repay all advances made to EQUICAP by EQUICAP shareholders and management, at or prior to closing of a combination. Otherwise, there are no conditions that any combination or combination candidate must meet, such as buying stock from EQUICAP insiders or paying compensation to any EQUICAP officer, director or shareholder or their respective affiliates.

POSSIBLE ORIGINATION of a BUSINESS

     The Board of Directors has left open the possibility that, instead of seeking a business combination, EQUICAP may instead raise funding in order to originate an operating business, which may be in any industry or line of business, and could involve EQUICAP's origination of a start-up business, purchase and development of a business already originated by third parties, joint venture of a new or existing business, or take any other lawful form. It is also possible that EQUICAP may engage in one or more combinations, as discussed above, and originate a business in addition. Potential shareholders should consider that management has the widest possible discretion in choosing a business direction for EQUICAP.

     Any funds needed to originate and develop a business would almost certainly be raised from the sale of EQUICAP'S securities, since EQUICAP lacks the creditworthiness to obtain a loan. Management does not believe that the principal shareholders, directors or executive officers of EQUICAP would be willing to guarantee any debt taken on, and obtaining a loan without personal guarantees is unlikely. Capital could possibly be raised from the sale of debt instruments convertible into common stock upon the occurrence of certain defined events, but no such funding has been offered. EQUICAP has no current plans to offer or sell its securities, but would be agreeable do so if a worthy business opportunity presents itself and adequate funding then appears to be available.

USE OF CONSULTANTS and FINDERS

     Although there are no current plans to do so, EQUICAP management might hire and pay an outside consultant to assist in the investigation and selection of candidates, and might pay a finder's fee to a person who introduces a candidate with which EQUICAP completes a combination. Since EQUICAP management has no current plans to use any outside consultants or finders to assist in the investigation and selection of candidates, no policies have been adopted regarding use of consultants or finders, the criteria to be used in selecting such consultants or finders, the services to be provided, the term of service, or the structure or amount of fees that may be paid to them. However, because of the limited resources of EQUICAP, it is likely that any such fee EQUICAP agrees to pay would be paid in stock and not in cash. EQUICAP has had no discussions, and has entered into no arrangements or understandings, with any consultant or finder. EQUICAP's officers and directors have not in the past used any particular consultant or finder on a regular basis and have no plan to either use any consultant or recommend that any particular consultant be engaged by EQUICAP on any basis.

     It is possible that compensation in the form of common stock, options, warrants or other securities of EQUICAP, cash or any combination thereof, may be paid to outside consultants or finders. No securities of EQUICAP will be paid to officers, directors or promoters of EQUICAP nor any of their respective affiliates. Any payments of cash to a consultant or finder would be made by the business acquired or persons affiliated or associated with it, and not by EQUICAP. It is possible that the payment of such compensation may become a factor in any negotiations for EQUICAP's acquisition of a business opportunity. Any such negotiations and compensation may present conflicts of interest between the interests of persons seeking compensation and those of EQUICAP's shareholders, and there is no assurance that any such conflicts will be resolved in favor of EQUICAP's shareholders.

RISK FACTORS

     At this time the shares of EQUICAP are speculative and involve a high degree of risk, for the reasons following. EQUICAP has no operations or revenues, thus there are no financial results upon which anyone may base an assessment of its potential. No combination candidate has been identified for acquisition by management, nor has any determination been made as to any business for EQUICAP to enter, and shareholders will have no meaningful voice in any such determinations. There is no assurance that EQUICAP will be successful in completing a combination or originating a business, nor that EQUICAP will be successful or that its shares will have any value even if a combination is completed or a business originated.

     EQUICAP's officers and directors, who serve only on a part-time basis, have had limited experience in the business activities contemplated by EQUICAP, yet EQUICAP will be solely dependent on them. EQUICAP lacks the funds or other incentive to hire full-time experienced management. Each of EQUICAP's management members has other employment or business interests to which he devotes his primary attention and will continue to do so, devoting time to EQUICAP only on an as-needed basis. Moreover, members of management are involved in other companies also seeking to engage in a combination, and conflicts of interest could arise in the event they come across a desirable combination candidate. No assurance exists that all or any such conflicts will be resolved in favor of EQUICAP.

     After completion of a combination, the current shareholders of EQUICAP may experience severe dilution of their ownership due to the issuance of shares in the combination. Any combination effected by EQUICAP almost certainly will require its existing management and board members to resign, thus shareholders have no way of knowing what persons ultimately will direct EQUICAP and may not have an effective voice in their selection.

STATE SECURITIES LAWS CONSIDERATIONS

     Section 18 of the Securities Act of 1933, as amended in 1996, provides that no law, rule, regulation, order or administrative action of any state may require registration or qualification of securities or securities transactions that involve the sale of a "covered security." The term "covered security" is defined in Section 18 to include among other things transactions by "any person not an issuer, underwriter or dealer," (in other words, secondary transactions in securities already outstanding) that are exempted from registration by
Section 4(1) of the Securities Act of 1933, provided the issuer of the security is a "reporting company," meaning that it files reports with the SEC pursuant to
Section 13 or 15(d) of the Exchange Act.

     Section 18 as amended preserves the authority of the states to require certain limited notice filings by issuers and to collect fees as to certain categories of covered securities, specifically including Section 4(1) secondary transactions in the securities of reporting companies. Section 18 expressly provides, however, that a state may not "directly or indirectly prohibit, limit, or impose conditions based on the merits of such offering or issuer, upon the offer or sale of any (covered) security." This provision prohibits states from requiring registration or qualification of securities of an Exchange Act reporting company which is current in its filings with the SEC.

     The states generally are free to enact legislation or adopt rules that prohibit secondary trading in the securities of "blank check" companies like EQUICAP. Section 18, however, of the Act preempts state law as to covered securities of reporting companies. Thus, while the states may require certain limited notice filings and payment of filing fees by EQUICAP as a precondition to secondary trading of its shares in those states, they cannot, so long as EQUICAP is a reporting issuer, prohibit, limit or condition trading in EQUICAP's securities based on the fact that EQUICAP is or ever was a blank check company. EQUICAP will comply with such state limited notice filings as may be necessary in regard to secondary trading. At this time, EQUICAP's stock is not actively traded in any market, and an active market in its common stock is not expected to arise, if ever, until after completion of a business combination.

NO INVESTMENT COMPANY ACT REGULATION

     Prior to completing a combination, EQUICAP will not engage in the business of investing or reinvesting in, or owning, holding or trading in securities, or otherwise engaging in activities which would cause it to be classified as an "investment company" under the 1940 Act. To avoid becoming an investment company, not more than 40% of the value of EQUICAP's assets (excluding government securities and cash and cash equivalents) may consist of "investment securities," which is defined to include all securities other than U.S. government securities and securities of majority-owned subsidiaries. Because EQUICAP will not own less than a majority of any assets or business acquired, it will not be regulated as an investment company. EQUICAP will not pursue any combination unless it will result in EQUICAP owning at least a majority interest in the business acquired.

COMPETITION

     EQUICAP will be in direct competition with many entities in its efforts to locate suitable business opportunities. Included in the competition will be business development companies, venture capital partnerships and corporations, small business investment companies, venture capital affiliates of industrial and financial companies, broker-dealers and investment bankers, management and management consultant firms and private individual investors. Most of these entities will possess greater financial resources and will be able to assume greater risks than those which EQUICAP, with its limited capital, could consider. Many of these competing entities will also possess significantly greater experience and contacts than EQUICAP's Management. Moreover, EQUICAP also will be competing with numerous other blank check companies for such opportunities.

EMPLOYEES

     EQUICAP has no full-time employees, and its only employees currently are its officers. It is not expected that EQUICAP will have additional full-time or other employees except as a result of completing a combination.

Item 2.  DESCRIPTION OF PROPERTY.

     EQUICAP neither owns nor leases any real estate or other properties. EQUICAP's offices are located in the offices of its President, Mr. Stephen M. Siedow, which are provided at no charge. This arrangement will continue until EQUICAP raises funding to originate a business or completes an acquisition of an operating business, in which latter event the offices of EQUICAP undoubtedly will be the same as those of the acquired company.

Item 3.  LEGAL PROCEEDINGS.

     There are no legal proceedings which are pending or have been threatened against EQUICAP or any officer, director or control person of which management is aware.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote or for the written consent of security shareholders for the year ended December 31, 2000, and no meeting of shareholders was held.

                                     PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

PRICE RANGE of the COMMON STOCK

     The common stock of EQUICAP is the subject of an unpriced quotation (meaning that is quoted "name only" without bid or asked prices posted) on the OTC Bulletin Board maintained by the National Association of Securities Dealers, Inc. The common stock has not traded to management's knowledge, and any trading in the common stock would occur in the over-the-counter market. No active trading market is expected to arise (if one ever arises), unless and until EQUICAP successfully completes a business combination. No shareholder has entered into a lock-up or similar agreement as to his common shares.

DIVIDENDS

     EQUICAP has not declared or paid any dividends on its common stock to date. Management anticipates that any future earnings will be retained as working capital and used for business purposes. Accordingly, it is unlikely that EQUICAP will declare or pay any such dividends in the foreseeable future.

SHAREHOLDERS

     EQUICAP has approximately 405 shareholders of record. EQUICAP has 390,100 common shares issued and outstanding, of which (i) 53,800 shares are unrestricted and not held by affiliates, and (ii) 36,300 shares are restricted but subject to Rule 144 and not held by affiliates.

PUBLIC MARKET for the COMMON SHARES

     There currently is no public market for EQUICAP's common stock, and no assurance can be given that a market will develop or that a shareholder ever will be able to liquidate his investment without considerable delay, if at all. If a market should develop, the price may be highly volatile. Unless and until EQUICAP's common shares are quoted on the NASDAQ system or listed on a national securities exchange, it is likely that the common shares will be defined as "penny stocks" under the Exchange Act and SEC rules thereunder. The Exchange Act and penny stock rules generally impose additional sales practice and disclosure requirements upon broker-dealers who sell penny stocks to persons other than certain "accredited investors" (generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 jointly with spouse) or in transactions not recommended by the broker-dealer.

     For transactions covered by the penny stock rules, the broker-dealer must make a suitability determination for each purchaser and receive the purchaser's written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the SEC. So long as EQUICAP's common shares are considered "penny stocks", many brokers will be reluctant or will refuse to effect transactions in EQUICAP's shares, and many lending institutions will not permit the use of penny stocks as collateral for any loans.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN of OPERATION

     EQUICAP is a blank check company whose plan of operation over the next twelve months is to seek and, if possible, acquire an operating business or valuable assets by entering into a business combination. EQUICAP will not be restricted in its search for business combination candidates to any particular geographical area, industry or industry segment, and may enter into a combination with a private business engaged in any line of business, including service, finance, mining, manufacturing, real estate, oil and gas, distribution, transportation, medical, communications, high technology, biotechnology or any other. Management's discretion is, as a practical matter, unlimited in the selection of a combination candidate. Management of EQUICAP will seek combination candidates in the United States and other countries, as available time and resources permit, through existing associations and by word of mouth. This plan of operation has been adopted in order to attempt to create value for EQUICAP's shareholders. For further information on EQUICAP's plan of operation and business, see PART I, Item 1 above.

     EQUICAP does not intend to do any product research or development. EQUICAP does not expect to buy or sell any real estate, plant or equipment except as such a purchase might occur by way of a business combination that is structured as an asset purchase, and no such asset purchase currently is anticipated. Similarly, EQUICAP does not expect to add additional employees or any full-time employees except as a result of completing a business combination, and any such employees likely will be persons already then employed by the company acquired.

RESULTS of OPERATIONS

     EQUICAP's business activities prior to July 1996 were that of an investment banking and consulting firm whose business plan was to assist its clients by infusing capital into them and utilizing its experience to assist its clients in getting products or services to market and becoming profitable. EQUICAP thus anticipated incubating client companies. EQUICAP has not had any operations or revenues since July 1996. EQUICAP anticipates no operations unless and until it completes a business combination as described above.

     Comparison of 2000 to 1999

     For the year ended December 31, 2000, EQUICAP had no revenues and incurred a net loss of $29,840, as compared to a net loss of $14,149 for the year ended December 31, 1999. Expenses in calendar 2000 related primarily to accounting and legal fees, franchise taxes, miscellaneous filing fees, transfer agent fees, and miscellaneous general and administrative fees.

     Comparison of 1999 to 1998

     For the year ended December 31, 1999, EQUICAP had no revenues and incurred a net loss of $14,149, as compared to a net loss of $15,965 for the year ended December 31, 1998. Expenses in calendar 1999 related primarily to accounting and legal fees, franchise taxes, transfer agent fees and miscellaneous general and administrative fees.

LIQUIDITY and CAPITAL RESOURCES

     EQUICAP had $-0- cash on hand at December 31, 2000 and had no other assets to meet ongoing expenses or debts that may accumulate. As of such date, EQUICAP has accumulated a deficit (net loss) of $230,418. EQUICAP has debts totaling $56,053, principally owed to its officers/directors and control shareholders for costs advanced on its behalf.

     EQUICAP has no commitment for any capital expenditure and foresees none. However, EQUICAP will incur routine fees and expenses incident to its reporting duties as a public company, and it will incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event it makes an acquisition or attempts but is unable to complete an acquisition. EQUICAP's cash requirements for the next twelve months are relatively modest, principally accounting expenses and other expenses relating to making filings required under the Securities Exchange Act of 1934 (the "Exchange Act"), which should not exceed $7,500 in the fiscal year ending December 31, 2001. Any travel, lodging or other expenses which may arise related to finding, investigating and attempting to complete a combination with one or more potential acquisitions could also amount to thousands of dollars.

     EQUICAP's current management and its counsel have informally agreed to continue rendering services to EQUICAP and to not demand payment of sums owed unless and until EQUICAP completes an acquisition. The terms of any such payment will have to be negotiated with the principals of any business acquired. The existence and amounts of EQUICAP debt may make it more difficult to complete, or prevent completion of, a desirable acquisition. In addition, offices are provided to EQUICAP without charge.

     EQUICAP will only be able to pay its future debts and meet operating expenses by raising additional funds, acquiring a profitable company or otherwise generating positive cash flow. As a practical matter, EQUICAP is unlikely to generate positive cash flow by any means other than acquiring a company with such cash flow. EQUICAP believes that management members or shareholders will loan funds to EQUICAP as needed for operations prior to completion of an acquisition. Management and the shareholders are not obligated to provide funds to EQUICAP, however, and it is not certain they will always want or be financially able to do so. EQUICAP shareholders and management members who advance money to EQUICAP to cover operating expenses will expect to be reimbursed, either by EQUICAP or by the company acquired, prior to or at the time of completing a combination. EQUICAP has no intention of borrowing money to reimburse or pay salaries to any EQUICAP officer, director or shareholder or their affiliates. There currently are no plans to sell additional securities of EQUICAP to raise capital, although sales of securities may be necessary to obtain needed funds. EQUICAP's current management and its counsel have agreed to continue their services to EQUICAP and to accrue sums owed them for services and expenses and expect payment reimbursement only.

     Should existing management or shareholders refuse to advance needed funds, however, EQUICAP would be forced to turn to outside parties to either loan money to EQUICAP or buy EQUICAP securities. There is no assurance whatever that EQUICAP will be able at need to raise necessary funds from outside sources. Such a lack of funds could result in severe consequences to EQUICAP, including among others:

     1. failure to make timely filings with the SEC as required by the Exchange Act, which also probably would result in suspension of trading or quotation in EQUICAP's stock and could result in fines and penalties to EQUICAP under the Exchange Act;

     2. curtailing or eliminating EQUICAP's ability to locate and perform suitable investigations of potential acquisitions; or

     3. inability to complete a desirable acquisition due to lack of funds to pay legal and accounting fees and acquisition-related expenses.

     EQUICAP hopes to require potential candidate companies to deposit funds with EQUICAP that it can use to defray professional fees and travel, lodging and other due diligence expenses incurred by EQUICAP's management related to finding and investigating a candidate company and negotiating and consummating a business combination. There is no assurance that any potential candidate will agree to make such a deposit.

Item 7.  FINANCIAL STATEMENTS.

     See the index to EQUICAP's financial statements on page 21.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

IDENTIFICATION OF CURRENT DIRECTORS and EXECUTIVE OFFICERS

     The persons who have served as directors and executive officers of EQUICAP since May 15, 1998, their ages and positions held in EQUICAP, are listed below. Each director will serve until the next annual meeting of shareholders, or until their respective successors have been elected and duly qualified. Directors serve one-year terms. Officers hold office at the pleasure of the Board of Directors, absent any employment agreement, of which none currently exist or are contemplated. There are no family relationships between any director or executive officer.

           Name                Age                      Position
           ----                ---                      --------

     Stephen M. Siedow         50         Chief Executive Officer, President and
                                          Chief Financial Officer

BIOGRAPHICAL INFORMATION

     The following is a brief account of the business experience during at least the past five years of each person who is a director and executive officer at the time of filing this report, indicating the principal occupation and employment during that period, and the name and principal business of the organization in which such occupation and employment were carried out. None of such persons has ever devoted full time or any significant time to EQUICAP's business. These persons have agreed to devote only such time to EQUICAP's business as seems reasonable and necessary from time to time.

     STEPHEN M. SIEDOW. Mr. Siedow is president and sole shareholder of Stephen
M. Siedow, P.C., a professional accounting firm providing auditing, management consulting, tax services and write-up services to corporations, partnerships and individuals since 1982. Mr. Siedow specializes in public and SEC accounting and has experience in industries including mining (gold and coal), oil and gas, construction, and mergers/acquisitions/liquidations. Prior to that, he was with the audit department of Ernst & Young, Certified Public Accountants in Denver, Colorado, for eight years. Mr. Siedow is a member of the American Institute of Certified Public Accountants and the Colorado Society of Certified Public Accountants. Mr. Siedow also is a director, executive officer and significant shareholder of the following companies, all of which are blank check companies:

     o    ATLAS-REPUBLIC CORPORATION, a Colorado corporation.
     o    GALLAGHER RESEARCH CORPORATION, a Nevada corporation.
     o    MNS EAGLE EQUITY GROUP, INC., a Nevada corporation.
     o    MNS EAGLE EQUITY GROUP III, INC., a Nevada corporation.
     o    MNS EAGLE EQUITY GROUP IV, INC., a Nevada corporation.

POTENTIAL CONFLICTS of INTEREST

     EQUICAP's officers and directors are now and may in the future be affiliated with other blank check companies having a similar business plan to that of EQUICAP ("Affiliated Companies") which may compete directly or indirectly with EQUICAP. EQUICAP has not identified a specific business area, industry or industry segment in which it will seek combination candidates. EQUICAP has made a determination that it will not concentrate its search for combination candidates in any particular business, industry or industry segment, since any such determination is potentially limiting and confers no advantage to EQUICAP or its shareholders. Certain specific conflicts of interest may include those discussed below.

     1. The interests of any Affiliated Companies from time to time may be inconsistent in some respects with the interests of EQUICAP. The nature of these conflicts of interest may vary. There may be circumstances in which an Affiliated Company may take advantage of an opportunity that might be suitable for EQUICAP. Although there can be no assurance that conflicts of interest will not arise or that resolutions of any such conflicts will be made in a manner most favorable to EQUICAP and its shareholders, the officers and directors of EQUICAP have a fiduciary responsibility to EQUICAP and its shareholders and, therefore, must adhere to a standard of good faith and integrity in their dealings with and for EQUICAP and its shareholders.

     2. The officers and directors of EQUICAP serve as officers or directors of one or more Affiliated Companies and may serve as officers and directors of other Affiliated Companies in the future. EQUICAP's officers and directors are required to devote only so much of their time to EQUICAP's affairs as they deem appropriate, in their sole discretion. As a result, EQUICAP's officers and directors may have conflicts of interest in allocating their management time, services, and functions among EQUICAP and any current and future Affiliated Companies which they may serve, as well as any other business ventures in which they are now or may later become involved.

     3. The Affiliated Companies may compete directly or indirectly with that of EQUICAP for the acquisition of available, desirable combination candidates. There may be factors unique to EQUICAP or an Affiliated Company which respectively makes it more or less desirable to a potential combination candidate, such as age of the company, name, capitalization, state of incorporation, contents of the articles of incorporation, etc. However, any such direct conflicts are not expected to be resolved through arm's-length negotiation, but rather in the discretion of management. While any such resolution will be made with due regard to the fiduciary duty owed to EQUICAP and its shareholders, there can be no assurance that all potential conflicts can be resolved in a manner most favorable to EQUICAP as if no conflicts existed. Members of EQUICAP's management who also are members of management of another Affiliated Company will also owe the same fiduciary duty to the shareholders of each other Affiliated Company.

     Should a potential acquisition be equally available to and desirable for both EQUICAP and the Affiliated Companies, no guideline exists for determining which company would make the acquisition. This poses a risk to EQUICAP shareholders that a desirable acquisition available to EQUICAP may be made by an Affiliated Company, whose shareholders would instead reap the rewards of the acquisition. An Affiliated Company's shareholders of course face exactly the same risk. Any persons who are officers and directors of both EQUICAP and an Affiliated Company do not have the sole power (nor the power through stock ownership) to determine which company would acquire a particular acquisition. No time limit exists in which an acquisition may or must be made by EQUICAP, and there is no assurance when - or if - an acquisition ever will be completed.

     4. Certain conflicts of interest exist and will continue to exist between EQUICAP and its officers and directors due to the fact that each has other employment or business interests to which he devotes his primary attention. Each officer and director is expected to continue to do so in order to make a living, notwithstanding the fact that management time should be devoted to EQUICAP's affairs. EQUICAP has not established policies or procedures for the resolution of current or potential conflicts of interest between EQUICAP and its management.

     As a practical matter, such potential conflicts could be alleviated only if the Affiliated Companies either are not seeking a combination candidate at the same time as EQUICAP, have already identified a combination candidate, are seeking a combination candidate in a specifically identified business area, or are seeking a combination candidate that would not otherwise meet EQUICAP's selection criteria. It is likely, however, that the combination criteria of EQUICAP and any Affiliated Companies will be substantially identical. Ultimately, EQUICAP's shareholders ultimately must rely on the fiduciary responsibility owed to them by EQUICAP's officers and directors.

     There can be no assurance that members of management will resolve all conflicts of interest in EQUICAP's favor. The officers and directors are accountable to EQUICAP and its shareholders as fiduciaries, which means that they are legally obligated to exercise good faith and integrity in handling EQUICAP's affairs and in their dealings with EQUICAP. Failure by them to conduct EQUICAP's business in its best interests may result in liability to them. The area of fiduciary responsibility is a rapidly developing area of law, and persons who have questions concerning the duties of the officers and directors to EQUICAP should consult their counsel.

EXCLUSION of DIRECTOR LIABILITY

     Pursuant to the General Corporation Law of California, EQUICAP's Certificate of Incorporation excludes personal liability on the part of its directors to EQUICAP for monetary damages based upon any violation of their fiduciary duties as directors, except as to liability for any acts or omissions which involve intentional misconduct, fraud or a knowing violation of law or for improper payment of dividends. This exclusion of liability does not limit any right which a director may have to be indemnified and does not affect any director's liability under federal or applicable state securities laws.

SIGNIFICANT EMPLOYEES

     None, other than officers of the Company listed above.

Item 10. EXECUTIVE COMPENSATION.

CASH and OTHER COMPENSATION

     For the years ended December 31, 2000 and 1999 and through the date of this report, EQUICAP has not paid any executive officer or director any cash or cash equivalent compensation. EQUICAP has no other agreement or understanding, express or implied, with any director or executive officer concerning employment or cash or other compensation for services. EQUICAP will undoubtedly pay compensation to officers and other employees should it succeed in acquiring a business and funds exist for compensation.

COMPENSATION PURSUANT to PLANS

     For the years ended December 31, 2000 and 1999 and through the date of this report, no director or executive officer of EQUICAP or its predecesor has received compensation from EQUICAP pursuant to any compensatory or benefit plan. There is no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan of EQUICAP, although EQUICAP anticipates that it will compensate its officers and directors for services to EQUICAP with stock or options to purchase stock, in lieu of cash.

     EQUICAP currently has in place an employee stock compensation plan and compensatory stock option plan. EQUICAP has no long-term incentive plans, as that term is defined in the rules and regulations of the Securities and Exchange Commission. There are no other compensatory or benefit plans, such as retirement or pension plans, in effect or anticipated to be adopted, although other plans may be adopted by new management following completion of a business combination.

EMPLOYEE STOCK COMPENSATION PLAN

     EQUICAP has adopted the 2000 Employee Stock Compensation Plan for employees, officers, directors of EQUICAP and advisors to EQUICAP (the "ESC Plan"). EQUICAP has reserved a maximum of 2,000,000 common shares to be issued upon the grant of awards under the ESC Plan. Employees will recognize taxable income upon the grant of common stock equal to the fair market value of the common stock on the date of the grant and EQUICAP will recognize a compensating deduction for compensation expense at such time. The ESC Plan will be administered by the Board of Directors or a committee of directors. No shares have been awarded or currently are anticipated to be awarded under the ESC Plan.

COMPENSATORY STOCK OPTION PLAN

     EQUICAP has adopted the 2000 Compensatory Stock Option Plan for officers, employees, directors and advisors (the "CSO Plan"). EQUICAP has reserved a maximum of 3,000,000 common shares to be issued upon the exercise of options granted under the CSO Plan. The CSO Plan will not qualify as an "incentive stock option" plan under Section 422 of the Internal Revenue Code of 1986, as amended. Options will be granted under the CSO Plan at exercise prices to be determined by the Board of Directors or other CSO Plan administrator. With respect to options granted pursuant to the CSO Plan, optionees will not recognize taxable income upon the grant of options granted at or in excess of fair market value. However, optionees will realize income at the time of exercising an option to the extent the market price of the common stock at that time exceeds the option exercise price, and EQUICAP must recognize a compensation expense in an amount equal to any taxable income realized by an optionee as a result of exercising the option. The CSO Plan will be administered by the Board of Directors or a committee of directors. No options have been granted or currently are anticipated to granted under the CSO Plan.

COMPENSATION OF DIRECTORS

     EQUICAP has no standard arrangements in place or currently contemplated to compensate EQUICAP directors for their service as directors or as members of any committee of directors.

EMPLOYMENT CONTRACTS

     No person has entered into any employment or similar contract with EQUICAP. It is not anticipated that EQUICAP will enter into any employment or similar contract unless in conjunction with or following completion of a business combination.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

BENEFICIAL OWNERSHIP

     The following table sets forth, as of the date of this report, the stock ownership of each executive officer and director of EQUICAP, of all executive officers and directors of EQUICAP as a group, and of each person known by EQUICAP to be a beneficial owner of 5% or more of its common stock. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power as such shares. No person listed below has any option, warrant or other right to acquire additional securities of EQUICAP, except as may be otherwise noted.

        Name and Address                            Amount & Nature
         of Beneficial                    of Beneficial          Percent
             Owner                          Ownership            of Class
     ---------------------                -------------          --------

     *Stephen M. Siedow                      300,000               76.9%
     13047 W. Iliff Drive
     Lakewood, Colorado 80228

     Paul J. Abbondante                       20,400                5.2%
     700 East Lake Drive, Suite 50
     Orange, California 92866

     *All directors & officers               300,000               76.9%
      as a group (1 person)

     Despite not having received any compensation and not having otherwise engaged in any transactions involving the acquisition or disposition of assets with EQUICAP, the current officers and directors of EQUICAP may be deemed to be "promoters" and "founders" of EQUICAP.

CHANGES in CONTROL

     A change of control of EQUICAP probably will occur upon consummation of a business combination, which is anticipated to involve significant change in ownership of EQUICAP and in the membership of the board of directors. The extent of any such change of control in ownership or board composition cannot be predicted at this time.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     At December 31, 2000 and 1999, EQUICAP was indebted to its officers/directors and control shareholders for services and fees and costs advanced on behalf of EQUICAP in the amount of $35,931 and $8,931, respectively.

EQUICAP is not indebted to any former officers, directors, promoters or other control persons. EQUICAP has no understanding with its officers, directors or shareholders, pursuant to which such persons are required to contribute capital to EQUICAP, loan money or otherwise provide funds to EQUICAP, although management expects that one or more of such persons may make funds available to EQUICAP in the event of need to cover operating expenses.

     No officer, director or employee of EQUICAP received a salary of $60,000 or more in 2000 or 1999. There were no transactions, or series of transactions, for the years ended December 31, 2000 or 1999, nor are there any currently proposed transactions, or series of transactions, to which EQUICAP is (or EQUICAP was) a party, in which the amount exceeds $60,000, and in which to the knowledge of EQUICAP any director, executive officer, nominee, five percent or greater shareholder, or any member of the immediate family of any of the foregoing persons, have or will have any direct or indirect material interest.

Item 13. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits. The following exhibits are filed with this report, except those indicated as having previously been filed with the Securities and Exchange Commission and are incorporated by reference to another report, registration statement or form. As to any shareholder of record requesting a copy of this report, EQUICAP will furnish any exhibit indicated in the list below as filed with this report upon payment to EQUICAP of its expenses in furnishing the information. Any references to "EQUICAP" mean EQUICAP, INC.

     3.1      Articles of Incorporation of VWR ACQUISITION
              COMPANY, INC. as filed with the California
              Secretary of State on March 1, 1995.......................       2

     3.2      Certificate of Amendment of Articles of Incorporation
              changing name to EQUICAP, INC. as filed with the
              California Secretary of State on November 15, 1995 .......       2

     3.3      Bylaws of EQUICAP.........................................       2

     4.1      Specimen common stock certificate.........................       2

    10.1      2000 Compensatory Stock Option Plan of EQUICAP ...........       3

    10.2      2000 Employee Stock Compensation Plan of EQUICAP .........       4

              1  -  Filed herewith as an exhibit.

              2  -  Incorporated by reference to registration  statement on Form
                    10SB-12G, filed on July 20, 2000, SEC file number 0-31091.

              3  -  Incorporated by reference to registration  statement on Form
                    S-8, filed on October 27, 2000, SEC file number 333-48784.

              4  -  Incorporated by reference to registration  statement on Form
                    S-8, filed on October 27, 2000, SEC file number 333-48786.

     (b) Reports on Form 8-K. None were filed by EQUICAP during the fourth quarter ended December 31, 2000.

INDEX TO FINANCIAL STATEMENTS.


     Independent Auditor's Report........................................   F-1

     Balance Sheets as of December 31, 2000 and 1999.....................   F-2

     Statements of Operations for the years ended December 31,
      2000 and 1999......................................................   F-3

     Statement of Stockholder's Deficit for the years ended
      December 31, 2000 and 1999.........................................   F-4

     Statements of Cash Flows for years ended December 31,
      2000 and 1999......................................................   F-5

     Notes to Financial Statements.......................................   F-6

                           Larry O'Donnell, CPA, P.C.

Telephone (303) 745-4545                                   2280 South Xanadu Way
                                                                       Suite 370
                                                         Aurora, Colorado  80014



                          Independent Auditor's Report


Board of Directors and Stockholders
Equicap, Inc.

I have audited the accompanying balance sheets of Equicap, Inc. as of December 31, 2000 and 1999 and the related statements of operations, changes in stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Equicap, Inc. as of December 31, 2000 and 1999 and the results of its operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

Larry O'Donnell, CPA, P.C.

January 15, 2001

                                  EQUICAP, INC.
                                 Balance Sheets



                                     ASSETS

                                                           December 31,
                                                        2000         1999
                                                      ---------    ---------

Total assets                                          $    --      $    --
                                                      =========    =========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable                                   $  17,222    $  15,682
   Franchise taxes                                        2,900        1,600
   Due to an officer/stockholder                         35,931        8,931
                                                      ---------    ---------
                                                         56,053       26,213
                                                      ---------    ---------

Stockholders' deficit:
   Preferred stock; no par value; authorized -
      10,000,000 shares; issued - none                     --           --
   Common stock; no par value; authorized -
      100,000,000 shares; issued and outstanding -
      390,100 and 174,732 shares, respectively          167,685      167,685
   Contributed capital                                    6,680        6,680
   Retained earnings (deficit)                         (230,418)    (200,578)
                                                      ---------    ---------
        Total stockholders' deficit                     (56,053)     (26,213)
                                                      ---------    ---------

                                                      $    --      $    --
                                                      =========    =========


    The accompanying notes are an integral part of the financial statements.

                                  EQUICAP, INC.
                            Statements of Operations



                                                 Year ended December 31,
                                                 ----------------------
                                                    2000        1999
                                                 ---------    ---------

Costs and expenses:
   Amortization                                  $    --      $   1,087
   General and administrative                       29,840       13,062
                                                 ---------    ---------

Net loss                                         $ (29,840)   $ (14,149)
                                                 =========    =========

Loss per common share                            $   (.076)   $   (.081)
                                                 =========    =========

Weighted average common shares outstanding         390,100      174,732
                                                 =========    =========


    The accompanying notes are an integral part of the financial statements.



                                         EQUICAP, INC.
                        Statements of Changes in Stockholders' Deficit



                                                     Common Stock                   Retained
                                               ----------------------  Contributed  Earnings
                                                 Shares       Amount     Capital    (Deficit)
                                               ---------    ---------   ---------   ---------

Balances, December 31, 1998                       74,732    $ 157,685   $   6,680   $(186,429)

   Common stock issued for cash
     advances and services, valued
     at $.10 per share                           100,000       10,000        --          --

   Net loss                                                                           (14,149)
                                               ---------    ---------   ---------   ---------
Balances, December 31, 1999                      174,732      167,685       6,680    (200,578)

   Reverse stock split of 1 for 50 including
     406 fractional shares issued               (170,831)        --          --          --

   Forward stock split of 100 for 1              386,199         --          --          --

   Net loss                                                                           (29,840)
                                               ---------    ---------   ---------   ---------
Balances, December 31, 2000                      390,100    $ 167,685   $   6,680   $(230,418)
                                               =========    =========   =========   =========


           The accompanying notes are an integral part of the financial statements.

                                              F-4

                                  EQUICAP, INC.
                            Statements of Cash Flows



                                                       Year ended December 31,
                                                        --------------------
                                                          2000        1999
                                                        --------    --------

Cash flows from operating activities:
   Net loss                                             $(29,840)   $(14,149)
   Adjustments to reconcile net loss to net
      cash provided by operating activities:
      Amortization                                          --         1,087
      Common stock issued for services                      --        10,000
      Changes in assets and liabilities:
       Increase (decrease) in accounts payable             1,540       1,636
       Increase (decrease) in franchise taxes              1,300         800
       Increase (decrease) in amounts
           due to an officer/stockholder                  27,000         626
                                                        --------    --------
       Net cash used in operating activities                --          --
                                                        --------    --------

Cash flows from investing activities:
   Organization costs                                       --          --
                                                        --------    --------
       Net cash used in investing activities                --          --
                                                        --------    --------

Cash flows from financing activities:
   Proceeds from sale of common stock                       --          --
                                                        --------    --------
       Net cash provided by financing activities            --          --
                                                        --------    --------

Net increase (decrease) in cash                             --          --
Cash at beginning of year                                   --          --
                                                        --------    --------
Cash at end of year                                     $   --      $   --
                                                        ========    ========



Supplemental disclosure of noncash investing and
  financing activities:
  Common stock issued for services and costs advanced   $   --      $ 10,000
                                                        ========    ========


    The accompanying notes are an integral part of the financial statements.

                                  EQUICAP, INC.
                          Notes to Financial Statements



Note 1 - Summary of Significant Accounting Policies

Description of Business
-----------------------

The financial statements presented are those of Equicap, Inc. (the "Company"). The Company was incorporated under the laws of the State of California on March 1, 1995. Prior to July 1996, the Company operated as a business development company and since that time, the Company has been inactive.

The Company has been exploring sources to obtain additional equity or debt financing. The Company has also indicated its intention to participate in one or more as yet unidentified business ventures, which management will select after reviewing the business opportunities for their profit or growth potential.

Use of Estimates in the Preparation of Financial Statements
-----------------------------------------------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reporting amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Organization Costs
------------------

Organization costs are expensed as incurred. Prior to December 31, 1998 organization costs were capitalized and amortized over five years.

Fair Value of Financial Instruments
-----------------------------------

The fair value of the Company's payables due to an officer/stockholder is not practicable to estimate due to the related party nature of the underlying transactions and the indefinite payment terms.

Income Taxes
------------

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date.

                                 EQUICAP, INC.
                          Notes to Financial Statements



Loss Per Common Share
---------------------

Loss per common share is computed by dividing the net loss by the weighted average shares outstanding during the period.

Note 2 - Stockholders' Deficit

Common Stock
------------

On December 29, 1999, the Company issued 100,000 shares of common stock to an officer/director of the Company, for accounting fees and costs advanced on behalf of the Company. These shares were valued at $.10 per share or $10,000.

On January 10, 2000, the Company's shareholders approved a 1 for 50 reverse stock split followed by an immediate forward stock split of 100 for 1, effective January 18, 2000. All shares and per share amounts have not been restated to reflect this restructuring of the Company.

Dividends may be paid on outstanding shares as declared by the Board of Directors. Each share of common stock is entitled to one vote.

Preferred Stock
---------------

No shares of preferred stock have been issued or are outstanding. Dividends, voting rights and other terms, rights and preferences of the preferred shares have not been designated but may be designated by the Board of Directors from time to time.

2000 Stock Option Plan
----------------------

The Company has adopted a compensation stock option plan (the "CSO Plan") which allows for the issuance of options to purchase up to 3,000,000 shares of stock to employees, officers, directors and consultants of the Company. The CSO Plan is not intended to qualify as an "incentive stock option plan" under Section 422 of the Internal Revenue Code. Options will be granted under the CSO Plan at exercise prices to be determined by the Board of Directors or other CSO Plan administrator. The Company will incur compensation expense to the extent that the market value of the stock at date of grant exceeds the amount the grantee is required to pay for the options. No options have been granted under the CSO Plan to date.

2000 Employee Stock Compensation Plan
-------------------------------------

The Company has adopted an employee stock compensation plan (the "ESC Plan") which allows for the issuance of up to 2,000,000 shares of stock to employees, officers, directors and consultants of the Company. The Company will incur compensation expense to the extent the market value of the stock at date of grant exceeds the amount the employee is required to pay for the stock (if any). The ESC Plan will be administered by the Board of Directors or a committee of directors. No stock has been awarded under the ESC Plan to date.

                                  EQUICAP, INC.
                          Notes to Financial Statements



Note 3 - Income Taxes

There is no provision for income taxes since the Company has incurred net operating losses.

Income taxes at the federal statutory rate is reconciled to the Company's actual income taxes as follows:

                                                                December 31,
                                                           --------------------
                                                             2000        1999
                                                           --------    --------

    Federal income tax benefit at statutory rate (15%)     $ (4,476)   $   (622)
    State income tax benefit net of federal tax effect         --          --
    Deferred income tax valuation allowance                   4,476         622
                                                           --------    --------
                                                           $   --      $   --
                                                           ========    ========

The Company's deferred tax assets are as follows:

    Accrued expenses                                       $  3,110    $    739
    Net operating loss carryforward                          47,516      45,411
    Valuation allowance                                     (50,626)    (46,150)
                                                           --------    --------
                                                           $   --      $   --
                                                           ========    ========

At December 31, 2000, the Company has net operating loss carryforwards of $189,763 which may be available to offset future taxable income through 2020.

Note 4 - Related Party Transactions

On December 29, 1999, the Company issued 100,000 shares of common stock to an officer/director/stockholder of the Company, for accounting fees and costs advanced on behalf of the Company. These shares were valued at $.10 per share or $10,000.

The Company is indebted to an officer/director/stockholder for accounting fees and expenses advanced on behalf of the Company, in the amount of $35,931 and $8,931 at December 31, 2000 and 1999, respectively. The Company utilizes office space provided by the President of the Company at no charge.

                                   SIGNATURES

        In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-KSB to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: February 15, 2001

                                            EQUICAP, INC.

                                            By:  /s/  Stephen M. Siedow
                                               --------------------------------
                                                      Stephen M. Siedow,
                                                      Chief Executive Officer,
                                                      President, and Chief
                                                      Financial Officer


     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


        Name                             Title                      Date
        ----                             -----                      ----

  By: /s/  Stephen M. Siedow
    ------------------------   Sole Director, Chief Executive  February 15, 2001
           Stephen M. Siedow   Officer, President, and Chief
                               Financial Officer