Form 10QSB
period 2001-03-31
EQUICAP INC
filed 2001-04-17
CIK 1006840

================================================================================


                  U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For the Quarter Ended March 31, 2001             Commission File No. 0-31091


                                  EQUICAP, INC.
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)


              CALIFORNIA                                    33-0652593
    ------------------------------                    -----------------------
   (State or other jurisdiction of                   (I.R.S. Empl. Ident. No.)
    incorporation or organization)


        12373 E. Cornell Avenue
           Aurora, Colorado                                     80014
 --------------------------------------                        --------
(Address of Principal Executive Offices)                      (Zip Code)

                                 (303) 337-3384
               --------------------------------------------------
              (Registrant's Telephone Number, including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

                          Yes   X           No
                             -------          -------
The number of shares outstanding of each of the Registrant's classes of common equity, as of March 31, 2001 are as follows:

         Class of Securities                         Shares Outstanding
     --------------------------                      ------------------
     Common Stock, no par value                            390,100


================================================================================

                                TABLE OF CONTENTS

                                                                        Page of
                                                                        Report
                                                                        ------
            PART I.        FINANCIAL INFORMATION


Item 1.     Financial Statements.

            Balance Sheets:

            As of March 31, 2001 (Unaudited) and December 31, 2000 ........ 3

            Statements of Operations (Unaudited):

            For the three months ended March 31, 2001 and 2000............. 4

            Statements of Cash Flows (Unaudited):

            For the three months ended March 31, 2001 and 2000............. 5

            Notes to Financial Statements (Unaudited) ..................... 6

Item 2.     Management's Discussion and Analysis or Plan of Operation...... 7


            PART II.       OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K .............................. 9

            Signatures .................................................... 10

                                  EQUICAP, INC.
                                 Balance Sheets


                                     ASSETS

                                                         March 31,     Dec. 31,
                                                           2001          2000
                                                         ---------    ---------
                                                        (Unaudited)

Total assets                                             $    --      $   --
                                                         =========    =========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable                                     $  18,347    $  17,222
    Franchise taxes                                          3,100        2,900
    Due to officer/stockholder                              38,744       35,931
                                                         ---------    ---------
                                                            60,191       56,053
                                                         ---------    ---------

Stockholders' deficit:
    Preferred stock; no par value; authorized -
      10,000,000 shares; issued - none                        --           --
    Common stock; no par value; authorized -
      100,000,000 shares; issued and outstanding -
      390,100 shares                                       167,685      167,685
    Contributed capital                                      6,680        6,680
    Retained earnings (deficit)                           (234,556)    (230,418)
                                                         ---------    ---------
        Total stockholders' deficit                        (60,191)     (56,053)
                                                         ---------    ---------

                                                         $    --      $    --
                                                         =========    =========


                 The accompanying notes are an integral part of
                            the financial statements.

                                  EQUICAP, INC.
                      Statements of Operations (Unaudited)


                                                        Three Months Ended
                                                             March 31,
                                                      ----------------------
                                                         2001        2000
                                                      ---------    ---------

Costs and expenses:
   General and administrative                         $   4,138    $  10,640
                                                      ---------    ---------

Net loss                                              $  (4,138)   $ (10,640)
                                                      =========    =========

Loss per common share                                 $   (.011)   $   (.027)
                                                      =========    =========


Weighted average shares outstanding                     390,100      390,100
                                                      =========    =========


                   The accompanying notes are an integral part
                          of the financial statements.

                                  EQUICAP, INC.
                      Statements of Cash Flows (Unaudited)


                                                       Three Months Ended
                                                            March 31,
                                                       -------------------
                                                         2001       2000
                                                       --------   --------

Cash flows from operating activities:
    Net loss                                           $ (4,138)  $(10,640)
    Adjustments to reconcile net loss to net
     cash provided by operating activities:
     Capital contribution                                  --         --
     Common stock issued for services                      --         --
     Changes in assets and liabilities:
       Increase (decrease) in accounts payable            1,125      1,325
       Increase (decrease) in franchise taxes               200        200
       Increase (decrease) in amounts due
         to officer/stockholder                           2,813      9,115
                                                       --------   --------
       Net cash used in operating activities               --         --
                                                       --------   --------

Cash flows from investing activities:
     Organization costs                                    --         --
                                                       --------   --------
       Net cash used in investing activities               --         --
                                                       --------   --------

Cash flows from financing activities:
     Proceeds from sale of common stock                    --         --
                                                       --------   --------
       Net cash provided by financing activities           --         --
                                                       --------   --------

Net increase (decrease) in cash                            --         --
Cash at beginning of year                                  --         --
                                                       --------   --------

Cash at end of period                                  $   --     $   --
                                                       ========   ========


                 The accompanying notes are an integral part of
                            the financial statements.

                                  EQUICAP, INC.
                   Notes to Financial Statements (Unaudited)


Note 1 - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been made and are of recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of operations for a full year.

                           FORWARD-LOOKING STATEMENTS

     This report contains certain forward-looking statements and information relating to Equicap, Inc. ("Equicap" or "Company") that are based on the beliefs of its management as well as assumptions made by and information currently available to its management. When used in this report, the words "anticipate", "believe", "estimate", "expect", "intend", "plan" and similar expressions, as they relate to Equicap or its management, are intended to identify forward-looking statements. These statements reflect management's current view of Equicap concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: a general economic downturn; a downturn in the securities markets; a general lack of interest for any reason in going public by means of transactions involving public blank check companies; federal or state laws or regulations having an adverse effect on blank check companies, Securities and Exchange Commission regulations which affect trading in the securities of "penny stocks," and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. Readers should realize that Equicap has only very limited assets, and that for Equicap to succeed requires that it either originate a successful business (for which it lacks the funds) or acquire a successful business. Equicap's realization of its business aims as stated herein will depend in the near future principally on the successful completion of its acquisition of a business, as discussed below.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

     BACKGROUND. Equicap was incorporated under the laws of the State of California on March 1, 1995, under the name of VWR Acquisition Company, Inc. ("VWR"); the name was later changed to Equicap, Inc. Equicap is authorized to issue 100,000,000 shares of common stock without par value and 10,000,000 shares of preferred stock without par value. Equicap's business activities prior to July 1996 were that of an investment banking and consulting firm whose business plan was to assist its clients by infusing capital into them and utilizing its experience to assist its client companies in getting their products or services to market and becoming profitable. Equicap thus anticipated "incubating" client companies. Equicap has not had operations since July 1996, has no significant assets and only modest liabilities.

     Equicap owns no real estate and has no full time employees. Equicap has not had any operations since July, 1996 and will not have any operations of its own unless and until it engages in one or more of the activities described below. Equicap is a "blank check" company which intends to enter into a business combination with one or more as yet unidentified privately held businesses.

PLAN of OPERATION

     Equicap is a blank check company whose plan of operation over the next twelve months is to seek and, if possible, acquire an operating business or valuable assets by entering into a business combination. Equicap will not be restricted in its search for business combination candidates to any particular geographical area, industry or industry segment, and may enter into a combination with a private business engaged in any line of business, including service, finance, mining, manufacturing, real estate, oil and gas, distribution, transportation, medical, communications, high technology, biotechnology or any other. Management's discretion is, as a practical matter, unlimited in the selection of a combination candidate. Management of Equicap will seek combination candidates in the United States and other countries, as available time and resources permit, through existing associations and by word of mouth. This plan of operation has been adopted in order to attempt to create value for Equicap's shareholders. For further information on Equicap's plan of operation and business, please consult Equicap's FORM 10KSB available on the EDGAR system of the U.S. Securities and Exchange Commission.

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

     COMPETITION. Equicap will be in direct competition with many entities in its efforts to locate suitable business opportunities. Included in the competition will be business development companies, venture capital partnerships and corporations, small business investment companies, venture capital affiliates of industrial and financial companies, broker-dealers and investment bankers, management and management consultant firms and private individual investors. Most of these entities will possess greater financial resources and will be able to assume greater risks than those which Equicap, with its limited capital, could consider. Many of these competing entities will also possess significantly greater experience and contacts than Equicap's Management. Moreover, Equicap also will be competing with numerous other blank check companies for such opportunities.

     EMPLOYEES. Equicap has no full-time employees, and its only employees currently are its officers. It is not expected that Equicap will have additional full-time or other employees except as a result of completing a combination.

RESULTS OF OPERATIONS

     FIRST QUARTER 2001 - During the first fiscal quarter ended March 31, 2001, Equicap incurred a net loss of $4,138. Expenses in the quarter related primarily to miscellaneous filing fees, accounting costs and other general and administrative expenses. The Company paid no rent or salaries and had no operations.

     FIRST QUARTER 2000 - During the first fiscal quarter ended March 31, 2000, Equicap incurred a net loss of $10,640. Expenses in the quarter related primarily to accounting costs and other general and administrative expenses. The Company paid no rent or salaries and had no operations during the quarter.

LIQUIDITY and CAPITAL RESOURCES

     Equicap had $-0- cash on hand at the end of the quarter and had no other assets to meet ongoing expenses or debts that may accumulate. Since inception, Equicap has accumulated a deficit (net loss) of $234,556.

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

     Equicap's current management and its counsel have informally agreed to continue rendering services to Equicap and to not demand payment of sums owed unless and until Equicap completes an acquisition. The terms of any such payment will have to be negotiated with the principals of any business acquired. The existence and amounts of Equicap's debt may make it more difficult to complete, or prevent completion of, a desirable acquisition. In addition, offices are provided to Equicap without charge.

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

     Should existing management or shareholders refuse to advance needed funds, however, Equicap would be forced to turn to outside parties to either loan money to Equicap or buy Equicap securities. There is no assurance whatever that Equicap will be able at need to raise necessary funds from outside sources. Such a lack of funds could result in severe consequences to Equicap, including among others:

     (1) failure to make timely filings with the SEC as required by the Exchange Act, which also probably would result in suspension of trading or quotation in Equicap's stock and could result in fines and penalties to Equicap under the Exchange Act;

     (2) curtailing or eliminating Equicap's ability to locate and perform suitable investigations of potential acquisitions; or

     (3) inability to complete a desirable acquisition due to lack of funds to pay legal and accounting fees and acquisition-related expenses.

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


Item 6.  Exhibits and Reports on Form 8-K.

         (a)  EXHIBITS.  None

         (b)  REPORTS ON FORM 8-K.  None

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  April 3, 2001

                                            EQUICAP, INC.


                                            By:  /s/  Stephen M. Siedow
                                               --------------------------------
                                                      Stephen M. Siedow, Chief
                                                      Executive Officer and
                                                      Chief Financial Officer