Form 10KSB
period 2001-12-31
EQUICAP INC
filed 2002-02-26
CIK 1006840

--------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For year ended December 31, 2001                     Commission File No. 0-31091

                                  EQUICAP, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

           CALIFORNIA                                    33-0652593
 -----------------------------               ----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

       12373 East Cornell Avenue
        Aurora, Colorado 80014                              (303) 337-3384
 ----------------------------------------             --------------------------
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

     Yes  X  No
        -----  -----

     Indicate by check mark if no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

     Yes  X  No
        -----  -----

     The registrant's revenues for its most recent fiscal year were $-0-.

     The aggregate market value of the 90,100 shares of common stock of the registrant held by non-affiliates on December 31, 2001, was not determinable.

     At January 31, 2002, a total of 390,100 shares of common stock were outstanding.

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS


                                     PART I

Item 1.  Description of Business..........................................     3

Item 2.  Description of Property..........................................    12

Item 3.  Legal Proceedings................................................    12

Item 4.  Submission of Matters to a Vote of Security Holders..............    12

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related
           Stockholder Matters............................................    12

Item 6.  Management's Discussion and Analysis or Plan of
           Operation......................................................    13

Item 7.  Financial Statements.............................................    15

Item 8.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure............................    15

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control
           Persons; Compliance with Section 16(a) of the
           Exchange Act...................................................    15

Item 10. Executive Compensation...........................................    18

Item 11. Security Ownership of Certain Beneficial Owners
          and Management..................................................    19

Item 12. Certain Relationships and Related Transactions...................    20

Item 13. Exhibits and Reports on Form 8-K.................................    20

         Index to Financial Statements....................................    21

         Financial Statements.............................................   F-1

         Signatures.......................................................    22

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote or for the written consent of security shareholders for the year ended December 31, 2001, and no meeting of shareholders was held.

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

SHAREHOLDERS

     EQUICAP has approximately 405 shareholders of record. EQUICAP has 390,100 common shares issued and outstanding, of which (i) 53,800 shares are unrestricted and not held by affiliates, (ii) 36,300 shares are restricted but subject to Rule 144 and not held by affiliates, and (iii) 300,00 shares are restricted and held by Stephen M. Siedow, President of the Company. Mr. Siedow has informed the Company that he will not sell these shares in the public markets until they have been registered for resale under the Act or otherwise as permitted by law.

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

     Comparison of 2001 to 2000

     For the year ended December 31, 2001, EQUICAP had no revenues and incurred a net loss of $1,248, as compared to a net loss of $29,840 for the year ended December 31, 2000. Expenses in calendar 2001 related primarily to accounting and legal fees, franchise taxes, miscellaneous filing fees, transfer agent fees, and miscellaneous general and administrative fees.

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

LIQUIDITY and CAPITAL RESOURCES

     EQUICAP had no cash on hand at December 31, 2001 and had no other assets to meet ongoing expenses or debts that may accumulate. As of such date, EQUICAP has accumulated a deficit (net loss) of $231,666. EQUICAP has debts totaling $57,301, principally owed to its officers/directors and control shareholders for costs advanced on its behalf.

     EQUICAP has no commitment for any capital expenditure and foresees none. However, EQUICAP will incur routine fees and expenses incident to its reporting duties as a public company, and it will incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event it makes an acquisition or attempts but is unable to complete an acquisition. EQUICAP's cash requirements for the next twelve months are relatively modest, principally accounting expenses and other expenses relating to making filings required under the Securities Exchange Act of 1934 (the "Exchange Act"), which should not exceed $10,000 in the fiscal year ending December 31, 2002. Any travel, lodging or other expenses which may arise related to finding, investigating and attempting to complete a combination with one or more potential acquisitions could also amount to thousands of dollars.

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

            Name                Age                   Position
            ----                ---                   --------

     Stephen M. Siedow          51          Chief Executive Officer, President
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

Item 10. EXECUTIVE COMPENSATION.

CASH and OTHER COMPENSATION

     For the years ended December 31, 2001 and 2000 and through the date of this report, EQUICAP has not paid any executive officer or director any cash or cash equivalent compensation. EQUICAP has no other agreement or understanding, express or implied, with any director or executive officer concerning employment or cash or other compensation for services. EQUICAP will undoubtedly pay compensation to officers and other employees should it succeed in acquiring a business and funds exist for compensation.

COMPENSATION PURSUANT to PLANS

     For the years ended December 31, 2001 and 2000 and through the date of this report, no director or executive officer has received compensation from EQUICAP pursuant to any compensatory or benefit plan. There is no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan of EQUICAP, although EQUICAP anticipates that it will compensate its officers and directors for services to EQUICAP with stock or options to purchase stock, in lieu of cash.

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

         Name and Address                    Amount & Nature
          of Beneficial                       of Beneficial            Percent
              Owner                             Ownership              of Class
              -----                             ---------              --------

     *Stephen M. Siedow                           300,000                76.9%
      13047 W. Iliff Drive
      Lakewood, Colorado 80228

      Paul J. Abbondante                           20,400                 5.2%
      700 East Lake Drive, Suite 50
      Orange, California 92866

     *All directors & officers                    300,000                76.9%
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

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     At December 31, 2001 and 2000, EQUICAP was indebted to its officers, directors and control shareholders for services and fees and costs advanced on behalf of EQUICAP in the amount of $44,379 and $35,931, respectively. EQUICAP has no understanding with its officers, directors or shareholders, pursuant to which such persons are required to contribute capital to EQUICAP, loan money or otherwise provide funds to EQUICAP, although management expects that one or more of such persons may make funds available to EQUICAP in the event of need to cover operating expenses.

     No officer, director or employee of EQUICAP received a salary of $60,000 or more in 2001 or 2000. There were no transactions, or series of transactions, for the years ended December 31, 2001 or 2000, nor are there any currently proposed transactions, or series of transactions, to which EQUICAP is (or EQUICAP was) a party, in which the amount exceeds $60,000, and in which to the knowledge of EQUICAP any director, executive officer, nominee, five percent or greater shareholder, or any member of the immediate family of any of the foregoing persons, have or will have any direct or indirect material interest.

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

     3.1  Articles of Incorporation of VWR ACQUISITION
           COMPANY, INC. as filed with the California
           Secretary of State on March 1, 1995......................    2

     3.2  Certificate of Amendment of Articles of Incorporation
           changing name to EQUICAP, INC. as filed with the
           California Secretary of State on November 15, 1995.......    2

     3.3  Bylaws of EQUICAP.........................................    2

     4.1  Specimen common stock certificate.........................    2

     10.1 2000 Compensatory Stock Option Plan of EQUICAP............    3

     10.2 2000 Employee Stock Compensation Plan of EQUICAP..........    4

          1  -   Filed herewith as an exhibit.

          2  -   Incorporated by reference to registration statement on Form
                 10SB-12G, filed on July 20, 2000, SEC file number 0-31091.

          3  -   Incorporated by reference to registration statement on Form
                 S-8, filed on October 27, 2000, SEC file number 333-48784.

          4  -   Incorporated by reference to registration statement on Form
                 S-8, filed on October 27, 2000, SEC file number 333-48786.

     (b) Reports on Form 8-K. None were filed by EQUICAP during the fourth quarter ended December 31, 2001.

INDEX TO FINANCIAL STATEMENTS.

Report of Independent Certified Public Accountant.........................   F-1

Consolidated Balance Sheets as of December 31, 2001 and 2000..............   F-2

Consolidated Statements of Operations for the years ended
 December 31, 2001 and 2000 ..............................................   F-3

Consolidated Statement of Stockholder's Deficit for the years ended
 December 31, 2001 and 2000...............................................   F-4

Consolidated Statements of Cash Flows for years ended
 December 31, 2001 and 2000 ..............................................   F-5

Notes to Financial Statements.............................................   F-6

                           Larry O'Donnell, CPA, P.C.

Telephone (303) 745-4545                                   2280 South Xanadu Way
                                                                       Suite 370
                                                         Aurora, Colorado  80014


                   REPORT OF INDEPENDENT CERTIFIED ACCOUNTANT


Board of Directors and Stockholders
Equicap, Inc.

I have audited the accompanying balance sheets of Equicap, Inc. as of December 31, 2001 and 2000 and the related statements of operations, changes in stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Equicap, Inc. as of December 31, 2001 and 2000 and the results of its operations and their cash flows for the years then ended in conformity with generally accepted accounting principles in the United States of America.


/s/  Larry O'Donnell, CPA, P.C.
-------------------------------
     Larry O'Donnell, CPA, P.C.


January 25, 2002

                                  EQUICAP, INC.
                                 Balance Sheets


                                     ASSETS


                                                              December 31,
                                                           2001         2000
                                                         ---------    ---------

Total assets                                             $    --      $    --
                                                         =========    =========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT


Current liabilities:
   Accounts payable                                      $   8,722    $  17,222
   Franchise taxes                                           4,200        2,900
   Due to an officer/stockholder                            44,379       35,931
                                                         ---------    ---------
                                                            57,301       56,053
                                                         ---------    ---------

Stockholders' deficit:
   Preferred stock; no par value; authorized -
      10,000,000 shares; issued - none                        --           --
   Common stock; no par value; authorized -
      100,000,000 shares; issued and outstanding -
      390,100 shares                                       167,685      167,685
   Contributed capital                                       6,680        6,680
   Retained earnings (deficit)                            (231,666)    (230,418)
                                                         ---------    ---------
        Total stockholders' deficit                        (57,301)     (56,053)
                                                         ---------    ---------

                                                         $    --      $    --
                                                         =========    =========


               The accompanying notes are an integral part of the
                             financial statements.

                                  EQUICAP, INC.
                            Statements of Operations



                                                       Year ended December 31,
                                                      -------------------------
                                                        2001            2000
                                                      ---------       ---------

Costs and expenses:
   General and administrative                         $   1,248       $  29,840
                                                      ---------       ---------

Net loss                                              $  (1,248)      $ (29,840)
                                                      =========       =========

Loss per common share                                 $   (.003)      $   (.076)
                                                      =========       =========

Weighted average common shares outstanding              390,100         390,100
                                                      =========       =========


               The accompanying notes are an integral part of the
                             financial statements.



                                         EQUICAP, INC.
                        Statements of Changes in Stockholders' Deficit



                                                    Common Stock                    Retained
                                               ----------------------  Contributed  Earnings
                                                Shares        Amount     Capital    (Deficit)
                                               ---------    ---------   ---------   ---------
Balances, December 31, 1999                      174,732    $ 167,685   $   6,680   $(200,578)

   Reverse stock split of 1 for 50 including
     406 fractional shares issued               (170,831)        --          --          --

   Forward stock split of 100 for 1              386,199         --          --          --

   Net loss                                         --           --          --       (29,840)
                                               ---------    ---------   ---------   ---------
Balances, December 31, 2000                      390,100      167,685       6,680    (230,418)

   Net loss                                         --           --          --        (1,248)
                                               ---------    ---------   ---------   ---------
Balances, December 31, 2001                      390,100    $ 167,685   $   6,680   $(231,666)
                                               =========    =========   =========   =========


                      The accompanying notes are an integral part of the
                                    financial statements.

                                             F-4



                                  EQUICAP, INC.
                            Statements of Cash Flows



                                                          Year ended December 31,
                                                          -----------------------
                                                            2001           2000
                                                          --------       --------
Cash flows from operating activities:
   Net loss                                               $ (1,248)      $(29,840)
   Adjustments to reconcile net loss to net
      cash provided by operating activities:
      Common stock issued for services                        --             --
      Changes in assets and liabilities:
       Increase (decrease) in accounts payable              (8,500)         1,540
       Increase (decrease) in franchise taxes                1,300          1,300
       Increase (decrease) in amounts
           due to an officer/stockholder                     8,448         27,000
                                                          --------       --------
       Net cash used in operating activities                  --             --
                                                          --------       --------
Cash flows from investing activities:
   Organization costs                                         --             --
                                                          --------       --------
       Net cash used in investing activities                  --             --
                                                          --------       --------
Cash flows from financing activities:
   Proceeds from sale of common stock                         --             --
                                                          --------       --------
       Net cash provided by financing activities              --             --
                                                          --------       --------
Net increase (decrease) in cash                               --             --
Cash at beginning of year                                     --             --
                                                          --------       --------
Cash at end of year                                       $   --         $   --
                                                          ========       ========


               The accompanying notes are an integral part of the
                             financial statements.

                                      F-5

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

                                  EQUICAP, INC.
                          Notes to Financial Statements


Note 2 - Stockholders' Deficit

Common Stock
------------

On January 10, 2000, the Company's shareholders approved a 1 for 50 reverse stock split followed by an immediate forward stock split of 100 for 1, effective January 18, 2000. All shares and per share amounts have been restated to reflect this restructuring of the Company.

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

Income taxes at the federal statutory rate is reconciled to the Company's actual income taxes as follows:


                                                               December 31,
                                                           --------------------
                                                             2001        2000
                                                           --------    --------

    Federal income tax benefit at statutory rate (15%)     $   (187)   $ (4,476)
    State income tax benefit net of federal tax effect         --          --
    Deferred income tax valuation allowance                     187       4,476
                                                           --------    --------
                                                           $   --      $   --
                                                           ========    ========

The Company's deferred tax assets are as follows:

    Accrued expenses                                       $  4,784    $  3,848
    Net operating loss carryforward                          46,029      46,778
    Valuation allowance                                     (50,813)    (50,626)
                                                           --------    --------
                                                           $   --      $   --
                                                           ========    ========

At December 31, 2001, the Company has net operating loss carryforwards of $184,771 which may be available to offset future taxable income through 2021.

Note 4 - Related Party Transactions

The Company is indebted to an officer/stockholder for accounting fees and expenses advanced on behalf of the Company, in the amount of $44,379 and $35,931 at December 31, 2001 and 2000, respectively. The Company utilizes office space provided by the President of the Company at no charge.

                                   SIGNATURES

     In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-KSB to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: February 15, 2002

                                            EQUICAP, INC.

                                            By:  /s/  Stephen M. Siedow
                                               --------------------------------
                                                      Stephen M  Siedow,
                                                      Chief Executive Officer,
                                                      President, and Chief
                                                      Financial Officer

    In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


        Name                             Title                      Date
        ----                             -----                      ----

/s/  Stephen M. Siedow             Sole Director, Chief       February 15, 2002
-----------------------------      Executive Officer,
     Stephen M. Siedow             President, and Chief
                                   Financial Officer