Form 10QSB
period 2003-03-31
EQUICAP INC
filed 2003-05-13
CIK 1006840

================================================================================


                  U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For the Quarter Ended March 31, 2003             Commission File No. 0-31091


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
The number of shares outstanding of each of the Registrant's classes of common equity, as of March 31, 2003 are as follows:

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


================================================================================

                                TABLE OF CONTENTS

                                                                        Page of
                                                                        Report
                                                                        ------
            PART I.        FINANCIAL INFORMATION


Item 1.     Financial Statements.

            Balance Sheet (Unaudited):

            As of March 31, 2003........................................... 3

            Statements of Operations (Unaudited):

            For the three months ended March 31, 2003 and 2002............. 4

            Statements of Cash Flows (Unaudited):

            For the three months ended March 31, 2003 and 2002............. 5

            Notes to Financial Statements (Unaudited) ..................... 6

Item 2.     Management's Discussion and Analysis or Plan of Operation...... 7


            PART II.       OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K .............................. 9

            Signatures .................................................... 10

                                  EQUICAP, INC.
                            Balance Sheet (Unaudited)


                                     ASSETS

                                                                      March 31,
                                                                         2003
                                                                      ---------


Total assets                                                          $    --
                                                                      =========


                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable                                                  $  11,553
    Franchise taxes                                                       5,950
    Due to officer/stockholder                                           57,699
                                                                      ---------
                                                                         75,202
                                                                      ---------

Stockholders' deficit:
    Preferred stock; no par value; authorized -
      10,000,000 shares; issued - none                                     --
    Common stock; no par value; authorized -
      100,000,000 shares; issued and outstanding -
      390,100 shares                                                    167,685
    Contributed capital                                                   6,680
    Retained earnings (deficit)                                        (249,567)
                                                                      ---------
        Total stockholders' deficit                                     (75,202)
                                                                      ---------

                                                                      $    --
                                                                      =========


                 The accompanying notes are an integral part of
                            the financial statements.

                                  EQUICAP, INC.
                      Statements of Operations (Unaudited)


                                                        Three Months Ended
                                                             March 31,
                                                      ----------------------
                                                         2003        2002
                                                      ---------    ---------

Costs and expenses:
   General and administrative                         $   4,811    $   5,659
                                                      ---------    ---------

Net loss applicable to common shareholders            $  (4,811)   $  (5,659)
                                                      =========    =========

Basic and diluted loss per common share               $   (.012)   $   (.015)
                                                      =========    =========


Weighted average number of
  common shares outstanding                             390,100      390,100
                                                      =========    =========


                   The accompanying notes are an integral part
                          of the financial statements.

                                  EQUICAP, INC.
                      Statements of Cash Flows (Unaudited)


                                                       Three Months Ended
                                                            March 31,
                                                       -------------------
                                                         2003       2002
                                                       --------   --------

Cash flows from operating activities:
    Net loss                                           $ (4,811)  $ (5,659)
    Adjustments to reconcile net loss to net
     cash provided by operating activities:
     Common stock issued for services                      --         --
     Changes in assets and liabilities:
       Increase (decrease) in accounts payable            1,571      1,709
       Increase (decrease) in franchise taxes               250        500
       Increase (decrease) in amounts due
         to an officer/stockholder                        2,990      3,450
                                                       --------   --------
       Net cash used in operating activities               --         --
                                                       --------   --------

Cash flows from investing activities:
     Organization costs                                    --         --
                                                       --------   --------
       Net cash used in investing activities               --         --
                                                       --------   --------

Cash flows from financing activities:
     Proceeds from sale of common stock                    --         --
                                                       --------   --------
       Net cash provided by financing activities           --         --
                                                       --------   --------

Net increase (decrease) in cash                            --         --
Cash at beginning of year                                  --         --
                                                       --------   --------

Cash at end of period                                  $   --     $   --
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

Item 2.  Management's Discussion and Analysis or Plan of Operation.

     BACKGROUND. Equicap was incorporated under the laws of the State of California on March 1, 1995, under the name of VWR Acquisition Company, Inc. ("VWR"); the name was later changed to Equicap, Inc. Equicap is authorized to issue 100,000,000 shares of common stock without par value and 10,000,000 shares of preferred stock without par value. Equicap's business activities prior to July 1996 were that of an investment banking and consulting firm whose business plan was to assist its clients by infusing capital into them and utilizing its experience to assist its client companies in getting their products or services to market and becoming profitable. Equicap thus anticipated "incubating" client companies. Equicap has not had operations since July 1996, has no significant assets and has $75,202 of liabilities.

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

RESULTS OF OPERATIONS

     FIRST QUARTER 2003 - During the first fiscal quarter ended March 31, 2003, Equicap incurred a net loss of $4,811. Expenses in the quarter related primarily to miscellaneous filing fees, accounting costs and other general and administrative expenses. The Company paid no rent or salaries and had no operations.

     FIRST QUARTER 2002 - During the first fiscal quarter ended March 31, 2002, Equicap incurred a net loss of $5,659. Expenses in the quarter related primarily to miscellaneous filing fees, accounting costs and other general and administrative expenses. The Company paid no rent or salaries and had no operations during the quarter.

LIQUIDITY and CAPITAL RESOURCES

     Equicap had $-0- cash on hand at the end of the quarter and had no other assets to meet ongoing expenses or debts that may accumulate. Since inception, Equicap has accumulated a deficit (net loss) of $249,567.

     Equicap has no commitment for any capital expenditure and foresees none. However, Equicap will incur routine fees and expenses incident to its reporting duties as a public company, and it will incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event it makes an acquisition or attempts but is unable to complete an acquisition. Equicap's cash requirements for the next twelve months are relatively modest, principally accounting expenses and other expenses relating to making filings required under the Securities Exchange Act of 1934 (the "Exchange Act"), which should not exceed $7,500 in the fiscal year ending December 31, 2003. Any travel, lodging or other expenses which may arise related to finding, investigating and attempting to complete a combination with one or more potential acquisitions could also amount to thousands of dollars.

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


Item 6.  Exhibits and Reports on Form 8-K.

         (a)  EXHIBITS.  The following exhibit is filed as part of this report:

              99.1 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)  REPORTS ON FORM 8-K.  None

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.


DATE:  May 5, 2003

                                         EQUICAP, INC.


                                   By:  /s/  Stephen M. Siedow
                                      ------------------------------------------
                                             Stephen M. Siedow, Chief Executive
                                             Officer and Chief Financial Officer