Form 10QSB
period 2003-06-30
EQUICAP INC
filed 2003-07-16
CIK 1006840

================================================================================


                  U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For the Quarter Ended June 30, 2003             Commission File No. 0-31091


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
The number of shares outstanding of each of the Registrant's classes of common equity, as of June 30, 2003 are as follows:

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


================================================================================

                                TABLE OF CONTENTS

                                                                        Page of
                                                                        Report
                                                                        ------
            PART I.        FINANCIAL INFORMATION


Item 1.     Financial Statements.

            Balance Sheet (Unaudited):

            As of June 30, 2003............................................ 3

            Statements of Operations (Unaudited):

            For the six months ended June 30, 2003 and 2002................ 4

            For the three months ended June 30, 2003 and 2002.............. 5

            Statements of Cash Flows (Unaudited):

            For the six months ended June 30, 2003 and 2002................ 6

            Notes to Financial Statements (Unaudited) ..................... 7

Item 2.     Management's Discussion and Analysis or Plan of Operation...... 8

Item 3.     Controls and Procedures........................................ 10


            PART II.       OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K .............................. 10

            Signatures .................................................... 11

                                  EQUICAP, INC.
                                  Balance Sheet


                                     ASSETS

                                                                       June 30,
                                                                         2003
                                                                      ---------
                                                                     (Unaudited)

Total assets                                                          $    --
                                                                      =========


                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable                                                  $  11,987
    Franchise taxes                                                       6,200
    Due to officer/stockholder                                           59,320
                                                                      ---------
                                                                         77,507
                                                                      ---------

Stockholders' deficit:
    Preferred stock; no par value; authorized -
      10,000,000 shares; issued - none                                     --
    Common stock; no par value; authorized -
      100,000,000 shares; issued and outstanding -
      390,100 shares                                                    167,685
    Contributed capital                                                   6,680
    Retained earnings (deficit)                                        (251,872)
                                                                      ---------
        Total stockholders' deficit                                     (77,507)
                                                                      ---------

                                                                      $    --
                                                                      =========


                 The accompanying notes are an integral part of
                            the financial statements.

                                  EQUICAP, INC.
                      Statements of Operations (Unaudited)


                                                         Six Months Ended
                                                             June 30,
                                                      ----------------------
                                                         2003        2002
                                                      ---------    ---------

Costs and expenses:
   General and administrative                         $   7,116    $   8,815
                                                      ---------    ---------

Net loss applicable to common shareholders            $  (7,116)   $  (8,815)
                                                      =========    =========

Basic and diluted loss per common share               $   (.018)   $   (.023)
                                                      =========    =========

Weighted average number of
  common shares outstanding                             390,100      390,100
                                                      =========    =========


                   The accompanying notes are an integral part
                          of the financial statements.

                                  EQUICAP, INC.
                      Statements of Operations (Unaudited)


                                                        Three Months Ended
                                                             June 30,
                                                      ----------------------
                                                         2003        2002
                                                      ---------    ---------

Costs and expenses:
   General and administrative                         $   4,560    $   3,156
                                                      ---------    ---------

Net loss applicable to common shareholders            $  (4,560)   $  (3,156)
                                                      =========    =========

Basic and diluted loss per common share               $   (.012)   $   (.008)
                                                      =========    =========

Weighted average number of
  common shares outstanding                             390,100      390,100
                                                      =========    =========


                   The accompanying notes are an integral part
                          of the financial statements.

                                  EQUICAP, INC.
                      Statements of Cash Flows (Unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                       -------------------
                                                         2003       2002
                                                       --------   --------

Cash flows from operating activities:
    Net loss                                           $ (7,116)  $ (8,815)
    Adjustments to reconcile net loss to net
     cash provided by operating activities:
     Common stock issued for services                      --         --
     Changes in assets and liabilities:
       Increase (decrease) in accounts payable            2,005        630
       Increase (decrease) in franchise taxes               500        700
       Increase (decrease) in amounts due
         to an officer/stockholder                        4,611      7,485
                                                       --------   --------
       Net cash used in operating activities               --         --
                                                       --------   --------

Cash flows from investing activities:
     Organization costs                                    --         --
                                                       --------   --------
       Net cash used in investing activities               --         --
                                                       --------   --------

Cash flows from financing activities:
     Proceeds from sale of common stock                    --         --
                                                       --------   --------
       Net cash provided by financing activities           --         --
                                                       --------   --------

Net increase (decrease) in cash                            --         --
Cash at beginning of year                                  --         --
                                                       --------   --------

Cash at end of period                                  $   --     $   --
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

Item 2.  Management's Discussion and Analysis or Plan of Operation.

     BACKGROUND. Equicap was incorporated under the laws of the State of California on March 1, 1995, under the name of VWR Acquisition Company, Inc. ("VWR"); the name was later changed to Equicap, Inc. Equicap is authorized to issue 100,000,000 shares of common stock without par value and 10,000,000 shares of preferred stock without par value. Equicap's business activities prior to July 1996 were that of an investment banking and consulting firm whose business plan was to assist its clients by infusing capital into them and utilizing its experience to assist its client companies in getting their products or services to market and becoming profitable. Equicap thus anticipated "incubating" client companies. Equicap has not had operations since July 1996, has no significant assets and has $77,507 of liabilities.

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

RESULTS OF OPERATIONS

     SECOND QUARTER 2003 - During the second fiscal quarter ended June 30, 2003, Equicap incurred a net loss of $4,560. Expenses in the quarter related primarily to miscellaneous filing fees, accounting costs and other general and administrative expenses. The Company paid no rent or salaries and had no operations.

     SECOND QUARTER 2002 - During the second fiscal quarter ended June 30, 2002, Equicap incurred a net loss of $3,156. Expenses in the quarter related primarily to miscellaneous filing fees, accounting costs and other general and administrative expenses. The Company paid no rent or salaries and had no operations during the quarter.

LIQUIDITY and CAPITAL RESOURCES

     Equicap had $-0- cash on hand at the end of the quarter and had no other assets to meet ongoing expenses or debts that may accumulate. Since inception, Equicap has accumulated a deficit (net loss) of $251,872.

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


Item 3.  Controls and Procedures

     Within 90 days of the filing of this Form 10-QSB, an evaluation was carried out under the supervision and with the participation of our management, including Stephen M. Siedow, our CEO, President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, Mr. Siedow concluded that our disclosure controls and procedures are effective to satisfy the objectives for which they are intended.

     There were no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation.

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


DATED:  July 15, 2003

                                       EQUICAP, INC.


                                       By: /s/ Stephen M. Siedow
                                       -----------------------------------------
                                       Stephen M. Siedow, Chief Executive
                                       Officer and Chief Financial Officer

CERTIFICATIONS - Principal Executive and Financial Officer
----------------------------------------------------------

I, Stephen M. Siedow, Chief Executive Officer, President and Chief Financial Officer of Equicap, Inc., certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Equicap, Inc.;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:


     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  July 15, 2003                   /s/  Stephen M. Siedow
                                        ----------------------------------------
                                        Stephen M. Siedow, Chief Executive
                                        Officer, President  and Chief
                                        Financial Officer
                                        (principal executive and
                                        financial officer)