Form 10KSB
period 2003-12-31
EQUICAP INC
filed 2004-03-09
CIK 1006840

--------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For year ended December 31, 2003                     Commission File No. 0-31091

                                  EQUICAP, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

          CALIFORNIA                                      33-0652593
 ------------------------------              ----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

         12373 East Cornell Avenue
          Aurora, Colorado 80014                          (303) 478-4442
 ----------------------------------------             -------------------------
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

     The aggregate market value of the 90,100 shares of common stock of the registrant held by non-affiliates on December 31, 2003, was not determinable.

     At January 31, 2003, a total of 390,100 shares of common stock were outstanding.

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS


                                     PART I

Item 1.   Description of Business.........................................     3

Item 2.   Description of Property.........................................    12

Item 3.   Legal Proceedings...............................................    12

Item 4.   Submission of Matters to a Vote of Security Holders.............    12

                                     PART II

Item 5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters.............................................    12

Item 6.   Management's Discussion and Analysis or Plan of Operation.......    14

Item 7.   Financial Statements............................................    16

Item 8.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure..........................    16

Item 8A.  Controls and Procedures..........................................   16

                                    PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act................   16

Item 10.  Executive Compensation...........................................   19

Item 11.  Security Ownership of Certain Beneficial Owners and
          Management.......................................................   21

Item 12.  Certain Relationships and Related Transactions...................   22

Item 13.  Exhibits and Reports on Form 8-K.................................   22

Item 14.  Principal Accountant Fees and Services...........................   23

          Index to Financial Statements....................................   23

          Financial Statements.............................................  F-1

          Signatures.......................................................   24

                           FORWARD-LOOKING STATEMENTS

     This report contains certain forward-looking statements and information relating to EQUICAP, INC. ("EQUICAP" or "Company") that are based on the beliefs of its management as well as assumptions made by and information currently available to its management. When used in this report, the words "anticipate", "believe", "estimate", "expect", "intend", "plan" and similar expressions, as they relate to EQUICAP or its management, are intended to identify forward-looking statements. These statements reflect management's current view of EQUICAP concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: a general economic downturn; a downturn in the securities markets; a general lack of interest for any reason in going public by means of transactions involving public blank check companies; federal or state laws or regulations having an adverse effect on blank check companies, Securities and Exchange Commission regulations which affect trading in the securities of "penny stocks," and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. Readers should realize that EQUICAP, with no assets, and that for EQUICAP to succeed requires that it either originate a successful business (for which it lacks the funds) or acquire a successful business. EQUICAP's realization of its business aims as stated herein will depend in the near future principally on the successful completion of its acquisition of a business, as discussed below.

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

EXCHANGE ACT REGISTRATION

     EQUICAP voluntarily filed a registration statement on Form 10-SB in July 2000 with the Securities and Exchange Commission ("SEC" or "Commission") in order to register EQUICAP's common stock under Section 12(g) of the Securities Exchange Act of 1934, as amended ("Exchange Act"). EQUICAP is required to file quarterly, annual and other reports and other information with the SEC as required by the Exchange Act. If EQUICAP's duty to file reports under the Exchange Act is suspended, EQUICAP intends to nonetheless continue filing reports on a voluntary basis if it is able to do so.

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

EMPLOYEES

     EQUICAP has no employees. EQUICAP only has one officer, who is also the sole director of the Company. It is not expected that EQUCIAP will have any full-time or other employees except as a result of completing a combination.

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

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote or for the written consent of security shareholders for the year ended December 31, 2003, and no meeting of shareholders was held.

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

EQUITY COMPENSATION PLAN INFORMATION

     The following table sets forth, as of the year ended December 31, 2003, certain information with respect to EQUICAP's compensation plans and individual compensation arrangements to which EQUICAP is a party, if any, under which any equity securities of EQUICAP are authorized for issuance.

---------------------------------------------------------------------------------------------------------------------------
                                                     Number of securities       Weighted average       Number of securities
                                                      to be issued upon         exercise price of      remaining available
                                                         exercise of               outstanding         for future issuance
                                                     outstanding options,       options, warrants         under equity
    Plan category                                    warrants and rights           and rights          compensation plans
---------------------------------------------------------------------------------------------------------------------------
                                                             (a)                       (b)                     (c)
---------------------------------------------------------------------------------------------------------------------------
   Equity compensation plans approved by
   security holders

   2000 EMPLOYEE STOCK
      COMPENSATION PLAN                                      -0-                       N/A                  2,000,000

   2000 COMPENSATORY STOCK
      OPTION PLAN                                            -0-                       N/A                  3,000,000
---------------------------------------------------------------------------------------------------------------------------
   Equity compensation plans not approved
   by security holders

   NONE                                                      N/A                       N/A                    N/A
---------------------------------------------------------------------------------------------------------------------------
   Total                                                     -0-                                            5,000,000
---------------------------------------------------------------------------------------------------------------------------



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

     Comparison of 2003 to 2002

     For the year ended December 31, 2003, EQUICAP had no revenues and incurred a net loss of $15,990, as compared to a net loss of $13,090 for the year ended December 31, 2002. Expenses in calendar 2003 related primarily to accounting and legal fees, franchise taxes, miscellaneous filing fees, transfer agent fees, and miscellaneous general and administrative fees.

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

LIQUIDITY and CAPITAL RESOURCES

     EQUICAP had no cash on hand at December 31, 2003 and had no other assets to meet ongoing expenses or debts that may accumulate. As of such date, EQUICAP has accumulated a deficit of $260,746. EQUICAP has debts totaling $86,381 owed to its officers, directors and control shareholders and to its trade vendors for costs advanced on its behalf.

     EQUICAP has no commitment for any capital expenditure and foresees none. However, EQUICAP will incur routine fees and expenses incident to its reporting duties as a public company, and it will incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event it makes an acquisition or attempts but is unable to complete an acquisition. EQUICAP's cash requirements for the next twelve months are relatively modest, principally accounting expenses and other expenses relating to making filings required under the Securities Exchange Act of 1934 (the "Exchange Act"), which should not exceed $10,000 in the fiscal year ending December 31, 2004. Any travel, lodging or other expenses which may arise related to finding, investigating and attempting to complete a combination with one or more potential acquisitions could also amount to thousands of dollars.

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

CRITICAL ACCOUNTING POLICIES

     Financial Reporting Release No. 60 of the SEC encourages all companies to include a discussion of critical accounting policies or methods used in the preparation of the financial statements. Our financial statements filed as part of this annual report include a summary of the significant accounting policies and methods used in the preparation of our financial statements.

Item 7.   FINANCIAL STATEMENTS.

     See the index to EQUICAP's financial statements on page 23.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

Item 8A.  CONTROLS AND PROCEDURES.

     Within 90 days of the filing of this Form 10-KSB, an evaluation was carried out by Stephen M. Siedow, our CEO, President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-KSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, Mr. Siedow concluded that as of December 31, 2003, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

     There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal year covered by this report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

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

           Name                Age                     Position
           ----                ---                     --------

     Stephen M. Siedow         53         Chief Executive Officer, President and
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

     STEPHEN M. SIEDOW. Mr. Siedow is president and sole shareholder of Stephen
M. Siedow, P.C., a professional accounting firm providing auditing, management consulting, tax services and write-up services to corporations, partnerships and individuals since 1982. Mr. Siedow specializes in public and SEC accounting and has experience in industries including mining (gold and coal), oil and gas, construction, and mergers/acquisitions/ liquidations. Prior to that, he was with the audit department of Ernst & Young, Certified Public Accountants in Denver, Colorado, for eight years. Mr. Siedow is a member of the American Institute of Certified Public Accountants and the Colorado Society of Certified Public Accountants. Mr. Siedow also is a director, executive officer and significant shareholder of the following companies, all of which are blank check companies:

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

Item 10.  EXECUTIVE COMPENSATION.

CASH and OTHER COMPENSATION

     For the years ended December 31, 2003 and 2002 and through the date of this report, EQUICAP has not paid any executive officer or director any cash or cash equivalent compensation. EQUICAP has no other agreement or understanding, express or implied, with any director or executive officer concerning employment or cash or other compensation for services. EQUICAP will undoubtedly pay compensation to officers and other employees should it succeed in acquiring a business and funds exist for compensation.

COMPENSATION PURSUANT to PLANS

     For the years ended December 31, 2003 and 2002 and through the date of this report, no director or executive officer has received compensation from EQUICAP pursuant to any compensatory or benefit plan. There is no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan of EQUICAP, although EQUICAP anticipates that it will compensate its officers and directors for services to EQUICAP with stock or options to purchase stock, in lieu of cash.

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

COMPENSATION of DIRECTORS and EXECUTIVE OFFICERS

     The following table sets forth information concerning the compensation of EQUICAP's Chairman of the Board, Chief Executive Officer and its other most highly compensated executive officers for the fiscal years ended December 31, 2003 and 2002. Such officers are sometimes collectively referred to below as the "Named Officers."

                                                 SUMMARY COMPENSATION TABLE

                                                                  Long-Term Compensation
                                 Annual Compensation                      Awards                  Payouts
                          --------------------------------     ---------------------------        -------
    (a)                    (b)     (c)     (d)        (e)          (f)             (g)             (h)             (i)
                                                                                Securities                         All
  Name and                                                      Restricted      Underlying         ($)            Other
  Principal                       ($)      ($)        ($)         Stock           Options          LTIP          Compen-
  Position                Year   Salary   Bonus      Other       Awards($)       & SARs(#)        Payouts        sation($)
---------------------     ----   ------   -----      -----     ------------     ----------        -------        ---------
 Stephen M. Siedow        2003  $  -0-    None        None         None            None             None           None
 Chairman, CEO,           2002  $  -0-    None        None         None            None             None           None
 President and CFO

                                                             19



     None of the Named Officers received any form of non-cash compensation from the Company in the fiscal years ended December 31, 2003 or 2002, nor currently receives any such compensation. The Company may, once it is operational, implement employee benefits that will be generally available to all its employees and its subsidiary employees, including medical, dental and life insurance benefits and a 401(k) retirement savings plan.

                                       OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                 Individual Grants
---------------------------------------------------------------------------------------------------------------
   (a)                          (b)                   (c)                     (d)                    (e)
                             Number of             % of Total
                            Securities             Options/SARs
                            Underlying              Granted to
                           Options/SARs              Employees           Exercise of Base
   Name                       Granted             in Fiscal Year           Price($/Sh)          Expiration Date
-----------------          ------------           --------------         ----------------       ---------------
Stephen M. Siedow              None                    N/A                   N/A                     N/A


                              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                     and FISCAL-YEAR-END OPTION/SAR VALUES

---------------------------------------------------------------------------------------------------------------
   (a)                          (b)                   (c)                     (d)                    (e)
                                                                           Number of
                                                                           Securities             Value of
                                                                           Underlying            Unexercised
                                                                          Unexercised           In-the-Money
                                                                          Options/SARs          Options/SARs
                                                                          at FY-End (#)         at FY-End ($)

                        Shares Acquired                                   Exercisable/          Exercisable/
   Name                   on Exercise           Value Realized($)         Unexercisable         Unexercisable
------------------      ---------------         -----------------         -------------         -------------

Stephen M. Siedow            None                      N/A                    N/A                    N/A

     None of the Named Officers exercised any options or SARs during the fiscal years ended December 31, 2003 or 2002.

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

                                       20

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

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     At December 31, 2003 and 2002, EQUICAP was indebted to its officers, directors and control shareholders for services and fees and costs advanced on behalf of EQUICAP in the amount of $66,775 and $54,709, respectively. EQUICAP has no understanding with its officers, directors or shareholders, pursuant to which such persons are required to contribute capital to EQUICAP, loan money or otherwise provide funds to EQUICAP, although management expects that one or more of such persons may make funds available to EQUICAP in the event of need to cover operating expenses.

     No officer, director or employee of EQUICAP received a salary of $60,000 or more in 2003 or 2002. There were no transactions, or series of transactions, for the years ended December 31, 2003 or 2002, nor are there any currently proposed transactions, or series of transactions, to which EQUICAP is (or EQUICAP was) a party, in which the amount exceeds $60,000, and in which to the knowledge of EQUICAP any director, executive officer, nominee, five percent or greater shareholder, or any member of the immediate family of any of the foregoing persons, have or will have any direct or indirect material interest.

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

 3.1      Articles of Incorporation of VWR ACQUISITION
          COMPANY, INC. as filed with the California
          Secretary of State on March 1, 1995...........................    2

 3.2      Certificate of Amendment of Articles of Incorporation
          changing name to EQUICAP, INC. as filed with the
          California Secretary of State on November 15, 1995 ...........    2

 3.3      Bylaws of EQUICAP.............................................    2

 4.1      Specimen common stock certificate.............................    2

10.1      2000 Compensatory Stock Option Plan of EQUICAP ...............    3

10.2      2000 Employee Stock Compensation Plan of EQUICAP .............    4

31        Certification of the Chief Executive Officer, President and
          Chief Financial Officer filed pursuant to Section 302 of the
          Sarbanes-Oxley Act of 2002....................................    1

32        Certification of the Chief Executive Officer, President and
          Chief Financial Officer pursuant to 18 U.S.C.  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act
          of 2002.......................................................    1

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

(b) Reports on Form 8-K. None were filed by EQUICAP during the fourth quarter ended December 31, 2003.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

     The aggregate fees billed for each of the fiscal years ended December 31, 2003 and 2002 for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $800 and $850, respectively.

AUDIT RELATED FEES

    None

TAX FEES

     The aggregate fees billed for each of the fiscal years ended
December 31, 2003 and 2002 for professional services rendered by the principal accountant for the preparation of the registrant's annual tax returns were $200 and $200, respectively.

ALL OTHER FEES

    None

INDEX TO FINANCIAL STATEMENTS.

    Independent Auditor's Report..........................................   F-1

    Balance Sheet as of December 31, 2003.................................   F-2

    Statements of Operations for the years ended
    December 31, 2003 and 2002 ...........................................   F-3

    Statement of Changes in Stockholders' Deficit for the years ended
    December 31, 2003 and 2002............................................   F-4

    Statements of Cash Flows for years ended December 31, 2003 and 2002 ..   F-5

    Notes to Financial Statements.........................................   F-6

                           Larry O'Donnell, CPA, P.C.


Telephone (303) 745-4545                                2228 South Fraser Street
                                                                          Unit 1
                                                         Aurora, Colorado  80014



                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------


Board of Directors
Equicap, Inc.

I have audited the accompanying balance sheet of Equicap, Inc. as of December 31, 2003, and the related statements of operations, changes in stockholders' deficit and cash flows for each of the two fiscal years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Equicap, Inc. as of December 31, 2003, and the results of its operations and their cash flows for each of the two fiscal years in the period ended December 31, 2003, in conformity with generally accepted accounting principles in the United States of America.


/s/  Larry O'Donnell, CPA, P.C.
-------------------------------
     Larry O'Donnell, CPA, P.C.

February 11, 2004

                                  EQUICAP, INC.
                                  Balance Sheet
                                December 31, 2003


                                     ASSETS


Total assets                                                        $    --
                                                                    =========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT


Current liabilities:
   Accounts payable                                                 $  13,106
   Franchise taxes                                                      6,500
   Due to an officer/stockholder                                       66,775
                                                                    ---------
                                                                       86,381
                                                                    ---------

Stockholders' deficit:
   Preferred stock; no par value; authorized -
      10,000,000 shares; issued - none                                   --
   Common stock; no par value; authorized -
      100,000,000 shares; issued and outstanding -
      390,100 shares                                                  167,685
   Contributed capital                                                  6,680
   Retained earnings (deficit)                                       (260,746)
                                                                    ---------
                                                                      (86,381)
                                                                    ---------

Total liabilities and stockholders' deficit                         $    --
                                                                    =========


                     See notes to the financial statements

                                    EQUICAP, INC.
                              Statements of Operations



                                                          Year ended December 31,
                                                           2003             2002
                                                       -----------      -----------
Costs and expenses:
   General and administrative                          $    15,990      $    13,090
                                                       -----------      -----------

Net loss applicable to common shareholders             $   (15,990)     $   (13,090)
                                                       ===========      ===========

Basic and diluted net loss per common share            $      (.04)     $      (.03)
                                                       ===========      ===========

Weighted average number of common shares outstanding       390,100          390,100
                                                       ===========      ===========


                       See notes to the financial statements

                                        F-3

                                  EQUICAP, INC.
                 Statements of Changes in Stockholders' Deficit




                                       Common Stock                   Retained
                                 ----------------------  Contributed  Earnings
                                   Shares       Amount     Capital    (Deficit)
                                 ---------    ---------   ---------   ---------

Balances, December 31, 2001        390,100    $ 167,685   $   6,680   $(231,666)

   Net loss                                                             (13,090)
                                 ---------    ---------   ---------   ---------
Balances, December 31, 2002        390,100      167,685       6,680    (244,756)

   Net loss                                                             (15,990)
                                 ---------    ---------   ---------   ---------
Balances, December 31, 2003        390,100    $ 167,685   $   6,680   $(260,746)
                                 =========    =========   =========   =========


                     See notes to the financial statements

                                  EQUICAP, INC.
                            Statements of Cash Flows



                                                         Year ended December 31,
                                                             2003        2002
                                                           --------    --------

Cash flows from operating activities:
   Net loss                                                $(15,990)   $(13,090)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
     Changes in operating assets and liabilities:
       Increase in accounts payable                           3,124       1,260
       Increase in franchise taxes                              800       1,500
       Increase in amounts due to an officer/stockholder     12,066      10,330
                                                           --------    --------
       Net cash used in operating activities                   --          --
                                                           --------    --------

Cash flows from investing activities:
       Net cash used in investing activities                   --          --
                                                           --------    --------

Cash flows from financing activities:
       Net cash provided by financing activities               --          --
                                                           --------    --------

Net increase (decrease) in cash                                --          --
Cash at beginning of year                                      --          --
                                                           --------    --------
Cash at end of year                                        $   --      $   --
                                                           ========    ========


                     See notes to the financial statements

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

Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reporting amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. Management makes these estimates using the best information available at the time the estimates are made; however, actual results could differ materially from these estimates.

Fair Value of Financial Instruments
-----------------------------------

The fair value of the Company's payables due to an officer/stockholder is not practicable to estimate due to the related party nature of the underlying transactions and the indefinite payment terms.

Comprehensive Income
--------------------

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, establishes requirements for disclosure of comprehensive income (loss). During the years ended December 31, 2003 and 2002, the Company did not have any components of comprehensive income (loss) to report.

                                  EQUICAP, INC.
                          Notes to Financial Statements


Net Loss Per Share
------------------

SFAS No. 128, Earnings per Share, requires dual presentation of basic and diluted earnings or loss per share ("EPS") for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution; diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

Basic loss per share is computed by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if dilutive securities and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, unless the effect is to reduce a loss or increase earnings per share. The Company had no potential common stock instruments which would result in a diluted loss per share. Therefore, diluted loss per share is equivalent to basic loss per share.

Stock-Based Compensation
------------------------

SFAS No. 123, Accounting For Stock-Based Compensation, defines a fair-value-based method of accounting for stock-based employee compensation plans and transactions in which an entity issues its equity instruments to acquire goods or services from non-employees, and encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company, at times, issues shares of common stock in payment for services rendered to the Company. The estimated fair value of the shares issued approximates the value of the services provided.

The Company accounts for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting For Stock Issued To Employees ("APB No. 25") and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of the grant over the amount an employee must pay to acquire the stock.

Recently Issued Accounting Pronouncements
-----------------------------------------

In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of and the accounting and reporting provisions of APB Opinion No. 30. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years.

                                  EQUICAP, INC.
                          Notes to Financial Statements


In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Others. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The interpretations provisions for initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of both interim and annual periods that end after December 15, 2002. The Company has no guarantees, and therefore believes the adoption of FIN 45 will not have a material impact on its financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting or Stock Based Compensation--Transition and Disclosure--an Amendment of SFAS No. 123, Accounting for Stock-Based Compensation. This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the methods of accounting for stock-based employee compensation and the effect of the method used on reported results. The statement has varying effective dates commencing with interim periods beginning after December 15, 2002. The Company does not expect the adoption of SFAS No. 148 to have a material effect on its financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities--an Interpretation of ARB No. 51. FIN 46 addresses consolidation of business enterprises of variable interest entities. FIN 46 is effective February 1, 2003. The Company does not expect the adoption of FIN 46 to have an effect on its financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in an accounting principal for financial instruments created before the issuance date of the Statement and existing at the beginning of the interim period of adoption. The Company does not expect the adoption of SFAS No. 150 to have a material effect on its financial statements.

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

Note 3 - Income Taxes
---------------------

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

                                  EQUICAP, INC.
                          Notes to Financial Statements


There is no provision for income taxes since the Company has incurred net operating losses. Income taxes at the federal statutory rate is reconciled to the Company's actual income taxes as follows:
                                                               December 31,
                                                             2003        2002
                                                           --------    --------

    Federal income tax benefit at statutory rate (15%)     $ (2,399)   $ (1,964)
    State income tax benefit net of federal tax effect         --          --
    Deferred income tax valuation allowance                   2,399       1,964
                                                           --------    --------
                                                           $   --      $   --
                                                           ========    ========

The Company's deferred tax assets are as follows:

    Accrued expenses                                       $  7,599    $  5,947
    Net operating loss carryforward                          47,577      46,830
    Valuation allowance                                     (55,176)    (52,777)
                                                           --------    --------
                                                           $   --      $   --
                                                           ========    ========

At December 31, 2003, the Company has net operating loss carryforwards of $195,351 which may be available to offset future taxable income through 2023.

Note 4 - Related Party Transactions

The Company is indebted to an officer/stockholder for accounting fees and expenses advanced on behalf of the Company, in the amount of $66,775 at December 31, 2003. The Company utilizes office space provided by the President of the Company at no charge.

                                   SIGNATURES

     In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-KSB to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: February 17, 2004

                                            EQUICAP, INC.

                                            By:  /s/  Stephen M. Siedow
                                               --------------------------------
                                                      Stephen  M. Siedow
                                                      Chief Executive Officer,
                                                      President, and
                                                      Chief Financial Officer


     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Name                          Title                          Date
     ----                          -----                          ----

/s/  Stephen M. Siedow       Sole Director, Chief Executive   February  17, 2004
------------------------     Officer, President, and Chief
     Stephen M. Siedow       Financial Officer