Form 10QSB
period 2004-09-30
EQUICAP INC
filed 2004-10-19
CIK 1006840

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For the Quarter Ended September 30, 2004             Commission File No. 0-31091


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
The number of shares outstanding of each of the Registrant's classes of common equity, as of September 30, 2004 are as follows:

         Class of Securities                         Shares Outstanding
     --------------------------                      ------------------
     Common Stock, no par value                            390,100


================================================================================

                                TABLE OF CONTENTS


            PART I.     FINANCIAL INFORMATION


Item 1.     Financial Statements.

            Balance Sheet (Unaudited):

            As of September 30, 2004....................................... 3

            Statements of Operations (Unaudited):

            For the three and nine months ended September 30,
            2004 and 2003.................................................. 4

            Statements of Cash Flows (Unaudited):

            For the nine months ended September 30, 2004 and 2003.......... 5

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

Item 3.     Controls and Procedures........................................ 9


            PART II.    OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K .............................. 10

            Signatures .................................................... 10

                                  EQUICAP, INC.
                            Balance Sheet (Unaudited)
                               September 30, 2004


                                     ASSETS


Total assets                                                        $    --
                                                                    =========


                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                                  $  14,047
  Franchise taxes                                                       8,000
  Due to officer/stockholder                                           75,604
                                                                    ---------
                                                                       97,651
                                                                    ---------

Stockholders' deficit:
  Preferred stock; no par value; authorized -
    10,000,000 shares; issued - none                                     --
  Common stock; no par value; authorized -
    100,000,000 shares; issued and outstanding -
    390,100 shares                                                    167,685
  Contributed capital                                                   6,680
  Retained earnings (deficit)                                        (272,016)
                                                                    ---------
                                                                      (97,651)
                                                                    ---------

Total liabilities and stockholders' deficit                         $    --
                                                                    =========


                        See notes to financial statements

                                                     EQUICAP, INC.
                                         Statements of Operations (Unaudited)


                                                   Three Months Ended                           Nine Months Ended
                                                     September 30,                                September 30,
                                                 2004                 2003                 2004                 2003
                                              ---------            ---------            ----------            ---------
Costs and expenses:
  General and administrative                  $   4,297            $   5,140            $    11,270           $  12,256
                                              ---------            ---------            -----------           ---------

Net loss applicable to common
  stockholders                                $  (4,297)           $  (5,140)           $   (11,270)          $ (12,156)
                                              =========            =========            ===========           =========

Basic and diluted net loss per
  common share                                $   (.011)           $   (.013)           $     (.029)          $   (.031)
                                              =========            =========            ===========           =========

Weighted average number of
  common shares outstanding                     390,100              390,100                390,100             390,100
                                              =========            =========            ===========           =========


                                            See notes to financial statements

                                                          4

                                  EQUICAP, INC.
                      Statements of Cash Flows (Unaudited)


                                                           Nine Months Ended
                                                             September 30,
                                                            2004         2003
                                                          --------     --------

Cash flows from operating activities:
  Net loss                                                $(11,270)    $(12,256)
  Adjustments to reconcile net loss to net
     cash used in operating activities:
     Common stock issued for services                         --           --
     Changes in operating assets and liabilities:
     Increase in accounts payable                              941        2,365
     Increase in franchise taxes                             1,500          750
     Increase in amounts due to an
       officer/stockholder                                   8,829        9,141
                                                          --------     --------
     Net cash used in operating activities                    --           --
                                                          --------     --------

Cash flows from investing activities:
     Net cash used in investing activities                    --           --
                                                          --------     --------

Cash flows from financing activities:
     Net cash provided by financing activities                --           --
                                                          --------     --------

Net increase (decrease) in cash                               --           --
Cash at beginning of year                                     --           --
                                                          --------     --------

Cash at end of period                                     $   --       $   --
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

Item 2.  Management's Discussion and Analysis or Plan of Operation.

     BACKGROUND. Equicap was incorporated under the laws of the State of California on March 1, 1995, under the name of VWR Acquisition Company, Inc. ("VWR"); the name was later changed to Equicap, Inc. Equicap is authorized to issue 100,000,000 shares of common stock without par value and 10,000,000 shares of preferred stock without par value. Equicap's business activities prior to July 1996 were that of an investment banking and consulting firm whose business plan was to assist its clients by infusing capital into them and utilizing its experience to assist its client companies in getting their products or services to market and becoming profitable. Equicap thus anticipated "incubating" client companies. Equicap has not had operations since July 1996, has no significant assets and has $97,651 of liabilities.

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

RESULTS OF OPERATIONS

     THIRD QUARTER 2004 - During the three and nine months ended September 30, 2004, Equicap incurred a net loss of $4,297 and $11,270. Expenses related primarily to miscellaneous filing fees, accounting costs and other general and administrative expenses. The Company paid no rent or salaries and had no operations.

     THIRD QUARTER 2003 - During the three and nine months ended September 30, 2003, Equicap incurred a net loss of $5,140 and $12,256. Expenses related primarily to miscellaneous filing fees, accounting costs and other general and administrative expenses. The Company paid no rent or salaries and had no operations.

LIQUIDITY and CAPITAL RESOURCES

     Equicap had $-0- cash on hand at the end of the quarter and had no other assets to meet ongoing expenses or debts that may accumulate. Since inception, Equicap has accumulated a deficit of $272,016.

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


Item 3.  Controls and Procedures

     Within 90 days of the filing of this Form 10-QSB, an evaluation was carried out by Stephen M. Siedow, our CEO, President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, Mr. Siedow concluded that as of September 30, 2004, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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


DATE:  October 14, 2004

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