Form 10KSB
period 2004-12-31
EQUICAP INC
filed 2005-03-29
CIK 1006840

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                     For fiscal year ended December 31, 2004

[  ]  TRANSITION REPORT UNDER THE SECTION 13 OR 15 (D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-31091

                                  EQUICAP, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                  NEVADA                                   33-0652593
      ------------------------------                    -----------------
     (State or other jurisdiction of                     (I.R.S. Employer
       incorporation or organization)                   Identification No.)

         12373 E. Cornell Avenue
         Aurora, Colorado 80014                           (303) 478-4442
 --------------------------------------               -------------------------
(Address of principal executive offices)             (Issuer's telephone number)

      Securities registered pursuant to
        Section 12(b) of the Act:             NONE

      Securities registered pursuant to
        Section 12(g) of the Act:             Common stock, $.001 par value

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes  [ X ]   No  [   ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

     Yes  [ X ]   No  [   ]

     The issuer's revenues for its most recent fiscal year were $-0-.

     The aggregate market value of the 90,100 shares of common stock of the registrant held by non-affiliates on February 28, 2005, was not determinable.

     At February 28, 2005 a total of 390,100 shares of common stock were outstanding.

     Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

================================================================================

                                TABLE OF CONTENTS


                                     PART I

Item 1.  Description of Business..........................................     3

Item 2.  Description of Property..........................................    12

Item 3.  Legal Proceedings................................................    12

Item 4.  Submission of Matters to a Vote of Security Holders..............    12

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters ........    12

Item 6.  Management's Discussion and Analysis or Plan of Operation........    14

Item 7.  Financial Statements.............................................    16

Item 8.  Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure...........................    16

Item 8A. Controls and Procedures..........................................    17

Item 8B. Other Information ...............................................    17

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act................    17

Item 10. Executive Compensation...........................................    20

Item 11. Security Ownership of Certain Beneficial Owners and Management...    22

Item 12. Certain Relationships and Related Transactions...................    23

Item 13. Exhibits.........................................................    23

Item 14. Principal Accountant Fees and Services...........................    24

         Index to Financial Statements....................................    24

         Financial Statements.............................................   F-1

         Signatures.......................................................    25

                           FORWARD-LOOKING STATEMENTS

     This report contains certain forward-looking statements and information relating to Equicap, Inc. ("Equicap" or "Company") that are based on the beliefs of its management as well as assumptions made by and information currently available to its management. When used in this report, the words "anticipate", "believe", "estimate", "expect", "intend", "plan" and similar expressions, as they relate to Equicap or its management, are intended to identify forward-looking statements. These statements reflect management's current view of Equicap concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: a general economic downturn; a downturn in the securities markets; a general lack of interest for any reason in going public by means of transactions involving public blank check companies; federal or state laws or regulations having an adverse effect on blank check companies, Securities and Exchange Commission regulations which affect trading in the securities of "penny stocks," and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. Readers should realize that Equicap has no assets, and that for Equicap to succeed requires that it either originate a successful business (for which it lacks the funds) or acquire a successful business. Equicap's realization of its business aims as stated herein will depend in the near future principally on the successful completion of its acquisition of a business, as discussed below.

                                     PART I

Item 1.       DESCRIPTION OF BUSINESS.

BACKGROUND

     REINCORPORATION. Equicap, Inc. ("Equicap" or "Company") was incorporated on March 13, 2002, for the purpose of entering into a merger with and redomiciling its predecessor, Equicap, Inc., a California corporation ("Equicap California"). Effective January 25, 2005, Equicap California was merged with and into Equicap in a statutory merger (the "Merger"). At the effective time of the Merger, each share of Equicap California common stock issued and outstanding immediately prior to the Merger was as a result of the Merger changed into one share of Equicap common stock. At the time of the Merger, Equicap was a wholly owned subsidiary of Equicap California.

     Because the Merger was consummated for the sole purpose of changing Equicap California's domicile from California to Nevada, management believes that the Merger did not constitute a "sale" within the meaning of Section 5 of the Securities Act of 1933, as amended. Accordingly, each share of Equicap common stock now issued and outstanding continues to have the same status and to be subject to the same restrictions and limitations, if any, as they were subject prior to the Merger. The Merger was effected due to management's belief that Nevada law is more advantageous to a corporation than California law. The Merger did not relate to a change of control or other transaction.

     Equicap has no assets, modest liabilities and has been essentially inactive since its inception, except for organizational activities. Equicap owns no real estate and has no full time employees, and it will have no operations of its own unless and until it engages in one or more of the activities described below under this ITEM 1. Equicap is a blank check company which intends to enter into a business combination with one or more as yet unidentified privately held businesses.

     PREDECESSOR CORPORATION. Equicap's predecessor - that is, Equicap California - is Equicap, Inc. which was incorporated under the laws of the State of California on March 1, 1995, under the name of VWR Acquisition Company, Inc. ("VWR"); the name was later changed to Equicap, Inc. Equicap was authorized to issue 100,000,000 shares of common stock without par value and 10,000,000 shares of preferred stock without par value. Equicap's business activities prior to July 1996 were that of an investment banking and consulting firm whose business plan was to assist its clients by infusing capital into them and utilizing its experience to assist its client companies in getting their products or services to market and becoming profitable. Equicap thus anticipated "incubating" client companies. Equicap has not had operations since July 1996, has no assets and only modest liabilities.

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

     Hereafter, the term "Equicap" refers to the reincorporated company, except as to events prior to the reincorporation in which case the reference is to the California predecessor.

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

Item 2.       DESCRIPTION OF PROPERTY.

     Equicap neither owns nor leases any real estate or other properties at the present time. Equicap does not require any office space and Equicap has utilized the office of its president, Mr. Stephen M. Siedow for corporate and administrative purposes. This arrangement will continue until Equicap raises funding to originate a business or completes an acquisition of an operating business, in which latter event the offices of Equicap undoubtedly will be the same as those of the acquired company.

Item 3.       LEGAL PROCEEDINGS.

     There are no legal proceedings which are pending or have been threatened against Equicap or any officer, director or control person of which management is aware.

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote or for the written consent of security shareholders for the year ended December 31, 2004, and no meeting of shareholders was held.

     An Information Statement was mailed to Equicap's shareholders on January 3, 2005. The Information Statement was furnished to the holders of common stock, no par value per share, of Equicap, Inc. on behalf of the Company in connection with the proposed reincorporation of the Company in the state of Nevada, and the concurrent increase in authorized shares of common stock from 100,000,000 to 500,000,000 and a change in the par value of the common and preferred stock of the Company from no par value to $.001 par value per share. The reincorporation was effected January 25, 2005 by merging the Company with and into its wholly owned Nevada subsidiary, Equicap, Inc. ("Equicap Nevada"). The reincorporation was approved by the written consent of persons holding 300,000 shares, which is a majority of the 390,100 outstanding shares. The Company, as the sole shareholder of Equicap Nevada, also approved a name change of Equicap Nevada to such name as may be chosen by the Equicap Nevada Board of Directors.

                                     PART II

Item 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

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

RECENT SALES of UNREGISTERED SECURITIES

     None

EQUITY COMPENSATION PLAN INFORMATION

     The following table sets forth, as of the year ended December 31, 2004, certain information with respect to Equicap's compensation plans and individual compensation arrangements to which Equicap is a party, if any, under which any equity securities of Equicap are authorized for issuance.


                                                     Number of securities         Weighted average        Number of securities
                                                      to be issued upon           exercise price of        remaining available
                                                         exercise of                outstanding           for future issuance
                                                     outstanding options,         options, warrants           under equity
   Plan category                                     warrants and rights             and rights            compensation plans
------------------------------------------------------------------------------------------------------------------------------
                                                             (a)                        (b)                        (c)
------------------------------------------------------------------------------------------------------------------------------
   Equity compensation plans approved by
   security holders

   2000 EMPLOYEE STOCK COMPENSATION PLAN                     -0-                        N/A                     2,000,000

   2000 COMPENSATORY STOCK OPTION PLAN                       -0-                        N/A                     3,000,000
------------------------------------------------------------------------------------------------------------------------------
   Equity compensation plans not approved
   by security holders

   NONE                                                      N/A                        N/A                        N/A
------------------------------------------------------------------------------------------------------------------------------
   Total                                                     -0-                                                5,000,000
------------------------------------------------------------------------------------------------------------------------------

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

     Comparison of 2004 to 2003

     For the year ended December 31, 2004, Equicap had no revenues and incurred a net loss of $12,149, as compared to a net loss of $15,990 for the year ended December 31, 2003. General and administrative expenses in 2004 related to accounting and legal fees, franchise taxes, miscellaneous filing fees, transfer agent fees and other miscellaneous expenses, of which approximately $15,600 were related party expenses. General and administrative expenses in 2003 related to accounting and legal fees, franchise taxes, miscellaneous filing fees, transfer agent fees, and other miscellaneous expenses, of which approximately $12,000 were related party expenses.

LIQUIDITY and CAPITAL RESOURCES

     Equicap had no cash on hand at December 31, 2004 and had no other assets to meet ongoing expenses or debts that may accumulate. As of such date, Equicap has accumulated a deficit of $272,895. Equicap has accrued expenses totaling
$98,530 of which $97,480 are owed to its officer, director and control shareholder for costs paid on behalf of the Company and $1,050 are owed to trade vendors.

     Equicap has no commitment for any capital expenditure and foresees none. However, Equicap will incur routine fees and expenses incident to its reporting duties as a public company, and it will incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event it makes an acquisition or attempts but is unable to complete an acquisition. Equicap's cash requirements for the next twelve months are relatively modest, principally accounting expenses and other expenses relating to making filings required under the Securities Exchange Act of 1934 (the "Exchange Act"), which should not exceed $15,000 in the fiscal year ending December 31, 2005. Any travel, lodging or other expenses which may arise related to finding, investigating and attempting to complete a combination with one or more potential acquisitions could also amount to thousands of dollars.

     Equicap's current management has agreed to continue rendering services to Equicap and to not demand payment of sums owed unless and until Equicap completes an acquisition. The terms of any such payment will have to be negotiated with the principals of any business acquired. The existence and amounts of Equicap debt may make it more difficult to complete, or prevent completion of, a desirable acquisition. In addition, offices are provided to Equicap without charge.

     Equicap will only be able to pay its future debts and meet operating expenses by raising additional funds, acquiring a profitable company or otherwise generating positive cash flow. As a practical matter, Equicap is unlikely to generate positive cash flow by any means other than acquiring a company with such cash flow. Equicap believes that management members or shareholders will loan funds to Equicap as needed for operations prior to completion of an acquisition. Management and the shareholders are not obligated to provide funds to Equicap, however, and it is not certain they will always want or be financially able to do so. Equicap shareholders and management members who advance money to Equicap to cover operating expenses will expect to be reimbursed, either by Equicap or by the company acquired, prior to or at the time of completing a combination. Equicap has no intention of borrowing money to reimburse or pay salaries to any Equicap officer, director or shareholder or their affiliates. There currently are no plans to sell additional securities of Equicap to raise capital, although sales of securities may be necessary to obtain needed funds. Equicap's current management has agreed to continue their services to Equicap and to accrue sums owed them for services and expenses and expect payment reimbursement only.

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

OFF-BALANCE SHEET ARRANGEMENTS

     Equicap does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

CRITICAL ACCOUNTING POLICIES

     Financial Reporting Release No. 60 of the SEC encourages all companies to include a discussion of critical accounting policies or methods used in the preparation of the financial statements. There are no current business operations or revenue generating activities that give rise to significant assumptions or estimates. The Company's most critical accounting policies relate to the accounting and disclosure of related party transactions. Our financial statements filed as part of this annual report include a summary of the significant accounting policies and methods used in the preparation of Equicap's financial statements.

Item 7.       FINANCIAL STATEMENTS.

     See the index to Equicap's financial statements on page 24.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On December 15, 2004, Larry O'Donnell, CPA, PC resigned as the principal accountant engaged to audit the financial statements of Equicap. Larry O'Donnell, CPA, PC performed the audits of Equicap's financial statements for the fiscal years ended December 31, 2003 and 2002. During these periods and the subsequent interim periods prior to his resignation, there were no disagreements with Larry O'Donnell, CPA, PC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to Larry O'Donnell, CPA, PC's satisfaction would have caused Larry O'Donnell, CPA, PC to make reference to this subject matter of the disagreements in connection with Larry O'Donnell, CPA, PC's report. No reportable events of the type described in Item 304 (a) (1) (iv) (B) of Regulation S-B occurred during the two most recent fiscal years.

     The audit reports of Larry O'Donnell, CPA, PC for the Company's fiscal years ended December 31, 2003 and 2002 did not contain an adverse opinion, or a disclaimer of opinion, or qualification or modification as to uncertainty, audit scope, or accounting principles.

     On February 14, 2005, the Company engaged Comiskey & Company to audit the Company's financial statements. Prior to its engagement, Equicap had not consulted with Comiskey & Company with respect to: (i) the application of accounting principles to a specified transaction, either completed or proposed;
(ii) the type of audit opinion that might be rendered on Equicap's financial statements; or (iii) any matter that was either the subject of a disagreement or event, as that term is described in Item 304 (a) (1) (iv) (A) of Regulation S-B.

     The Board of Directors of the Company approved the change in accountants described herein.

Item 8A.      CONTROLS AND PROCEDURES.

     Within 90 days of the filing of this Form 10-KSB, an evaluation was carried out by Stephen M. Siedow, our CEO, President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-KSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, Mr. Siedow concluded that as of December 31, 2004, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

     There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal year covered by this report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B       OTHER INFORMATION.

     None

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

            Name               Age                    Position
            ----               ---                    --------

     Stephen M. Siedow          54       Chief Executive Officer, President and
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

SIGNIFICANT EMPLOYEES

     None, other than officers of the Company listed above.

COMMITTEES AND BOARD MEETINGS

     Equicap does not have a standing audit, nominating or compensation committee or any committee performing a similar function although Equicap intends to form such committees in the future after it combines with an operating entity.

NO AUDIT COMMITTEE FINANCIAL EXPERT

     Equicap does not have any audit committee financial expert serving on its board of directors. Equicap currently is a blank check company whose plan of operation is to seek, and if possible, acquire an operating business or assets by entering into a business combination. As such, Equicap has no capital resources and very little business or financial activity. Therefore, Equicap can not afford to retain a qualified audit committee financial expert, nor does its business or financial activities currently require the retention of such an expert.

CODE OF ETHICS

     On May 6, 2004, Equicap's board of directors adopted a code of ethics that its principal financial officer, principal accounting officer or controller and any person who may perform similar functions is subject to. Equicap has filed the code of ethics as exhibit 14 to this Annual Report on Form 10-KSB.



EXCLUSION of DIRECTOR LIABILITY

     Pursuant to the General Corporation Law of Nevada, Equicap's Certificate of
Incorporation excludes personal liability on the part of its directors to Equicap for monetary damages based upon any violation of their fiduciary duties as directors, except as to liability for any acts or omissions which involve intentional misconduct, fraud or a knowing violation of law or for improper payment of dividends. This exclusion of liability does not limit any right which a director may have to be indemnified and does not affect any director's liability under federal or applicable state securities laws.

Item 10.      EXECUTIVE COMPENSATION.

CASH and OTHER COMPENSATION

     For the years ended December 31, 2004 and 2003 and through the date of this report, Equicap has not paid any executive officer or director any cash or cash equivalent compensation. Equicap has no other agreement or understanding, express or implied, with any director or executive officer concerning employment or cash or other compensation for services. Equicap will undoubtedly pay compensation to officers and other employees should it succeed in acquiring a business and funds exist for compensation.

COMPENSATION PURSUANT to PLANS

     For the years ended December 31, 2004 and 2003 and through the date of this report, no director or executive officer has received compensation from Equicap pursuant to any compensatory or benefit plan. There is no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan of Equicap, although Equicap anticipates that it will compensate its officers and directors for services to Equicap with stock or options to purchase stock, in lieu of cash.

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

COMPENSATION of DIRECTORS and EXECUTIVE OFFICERS

     The following table sets forth information concerning the compensation of Equicap's Chairman of the Board, Chief Executive Officer and its other most highly compensated executive officers for the fiscal years ended December 31, 2004, 2003 and 2002. Such officers are sometimes collectively referred to below as the "Named Officers."

                                              SUMMARY COMPENSATION TABLE

                                                                   Long-Term Compensation
                                                                  -------------------------
                                  Annual Compensation                      Awards              Payouts
                          -----------------------------------     -------------------------    -------
    (a)                    (b)      (c)        (d)       (e)         (f)            (g)          (h)           (i)
                                                                                 Securities                    All
  Name and                                                        Restricted     Underlying      ($)          Other
  Principal                         ($)        ($)       ($)         Stock         Options       LTIP        Compen-
  Position                Year     Salary     Bonus     Other      Awards($)      & SARs(#)     Payouts      sation($)
---------------------     ----     ------     -----     -----     ----------     ----------     -------     ---------
Stephen M. Siedow         2004     $  -0-      None     None         None           None         None          None
 Chairman, CEO,           2003     $  -0-      None     None         None           None         None          None
 President and CFO        2002     $  -0-      None     None         None           None         None          None

                                                          20



     None of the Named Officers received any form of non-cash compensation from the Company in the fiscal years ended December 31, 2004, 2003 or 2002, nor currently receives any such compensation. The Company may, once it is operational, implement employee benefits that will be generally available to all its employees and its subsidiary employees, including medical, dental and life insurance benefits and a 401(k) retirement savings plan.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
 -------------------------------------------------------------------------------------------------
      (a)                   (b)                   (c)                   (d)               (e)
                         Number of             % of Total
                         Securities           Options/SARs
                         Underlying           Granted to
                        Options/SARs           Employees          Exercise of Base     Expiration
   Name                   Granted            in Fiscal Year          Price($/Sh)         Date
-----------------         -------            --------------          -----------         ----
Stephen M. Siedow          None                   N/A                   N/A              N/A

                        AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                               and FISCAL-YEAR-END OPTION/SAR VALUES
-------------------------------------------------------------------------------------------------
      (a)                   (b)                   (c)                   (d)               (e)
                                                                    Number of
                                                                   Securities          Value of
                                                                   Underlying         Unexercised
                                                                   Unexercised        In-the-Money
                                                                  Options/SARs        Options/SARs
                                                                  at FY-End (#)       at FY-End ($)

                      Shares Acquired           Value             Exercisable/        Exercisable/
   Name                 on Exercise           Realized($)         Unexercisable       Unexercisable
-----------------       -----------           -----------         -------------       -------------

Stephen M. Siedow          None                   N/A                   N/A              N/A

     None of the Named Officers exercised any options or SARs during the fiscal year ended December 31, 2004.

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

                                       21

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

       Name and Address                  Amount & Nature
        of Beneficial                     of Beneficial          Percent
            Owner                           Ownership            of Class
     --------------------                   ---------            --------

     *Stephen M. Siedow                      300,000               76.9%
     13047 W. Iliff Drive
     Lakewood, Colorado 80228

     Paul J. Abbondante                       20,400                5.2%
     700 East Lake Drive, Suite 50
     Orange, California 92866

     *All directors & officers               300,000               76.9%
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

Item 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     During 2004 and 2003, Equicap incurred corporate, administrative and accounting fees of approximately $15,600 and $12,000 for services performed by the Company's president and for expenses paid by the president on behalf of Equicap. Equicap has a payable to its president in the amount of $97,480 and $66,775 at December 31, 2004 and 2003, respectively. At the present time, the Company does not require any office space and Equicap uses the office of its president for corporate and administrative purposes.

     No officer, director or employee of Equicap received a salary of $60,000 or more in 2004 or 2003. There were no transactions, or series of transactions, for the years ended December 31, 2004 or 2003, nor are there any currently proposed transactions, or series of transactions, to which Equicap is (or Equicap was) a party, in which the amount exceeds $60,000, and in which to the knowledge of Equicap any director, executive officer, nominee, five percent or greater shareholder, or any member of the immediate family of any of the foregoing persons, have or will have any direct or indirect material interest.

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

     3.1  Articles of Incorporation of Equicap, Inc. as filed
          with the Nevada Secretary of  State  on March 13, 2002 .........    1

     3.3  Bylaws of Equicap...............................................    1

     4.1  Specimen common stock certificate...............................    1

     10.1 2000 Compensatory Stock Option Plan of Equicap..................    2

     10.2 2000 Employee Stock Compensation Plan of Equicap................    3

     14   Code of Ethics..................................................    1

     31   Certification of the Chief Executive Officer, President and
          Chief Financial Officer filed pursuant to Section 302 of the
          Sarbanes-Oxley Act of 2002 .....................................    1

     32   Certification of the Chief Executive Officer, President and
          Chief Financial Officer pursuant to 18 U.S.C.  Section 1350, as adopted pursuant  to Section 906 of the Sarbanes-Oxley
          Act of 2002 ....................................................    1

          1  -   Filed herewith as an exhibit.

          2  -   Incorporated by reference to registration statement on Form
                 S-8, filed on October 27, 2000, SEC file number 333-48784.

          3  -   Incorporated by reference to registration statement on Form
                 S-8, filed on October 27, 2000, SEC file number 333-48786.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

     The aggregate fees billed for each of the fiscal years ended December 31, 2004 and 2003 for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $1,000 and $800, respectively.

AUDIT RELATED FEES

     None

TAX FEES

     The aggregate fees billed for each of the fiscal years ended December 31, 2004 and 2003 for professional services rendered by the principal accountant for the preparation of the registrant's annual tax returns were $200 and $200, respectively.

ALL OTHER FEES

     None

PRE-APPROVAL POLICIES AND PROCEDURES

     On May 6, 2004 Equicap's board of directors adopted resolutions in accordance with the Sarbanes-Oxley Act of 2002 requiring pre-approval of all auditing services and all audit related, tax or other services not prohibited under Section 10A(g) of the Securities Exchange Act of 1934, as amended to be performed for Equicap by its independent auditors, subject to the de minimus exception described in Section 10A(i)(1)(B) of the Exchange Act. These resolutions authorized Equicap's independent auditors to perform audit services required in connection with the annual audit relating to the fiscal year ended December 31, 2004 and the quarterly reviews for the subsequent fiscal quarters of 2005 through the review for the quarter ended September 30, 2005 at which time additional pre-approvals for any additional services to be performed by Equicap's auditors would be sought from the Board. Equicap's board of directors also appointed and authorized Stephen M. Siedow to grant pre-approvals of other audit, audit-related, tax and other services requiring board approval to be performed for Equicap by our independent auditors, provided that the designee, following any such pre-approvals, thereafter reports the pre-approvals of such services at the next following regular meeting of the Board.

INDEX TO FINANCIAL STATEMENTS.

     Report of Independent Registered Public Accounting Firms........  F-1 - F-2

     Balance Sheet as of December 31, 2004...........................     F-3

     Statements of Operations for the years ended December 31,
     2004 and 2003...................................................     F-4

     Statement of Changes in Stockholders' Deficit for the years
     ended December 31, 2004 and 2003................................     F-5

     Statements of Cash Flows for years ended December 31,
     2004 and 2003...................................................     F-6

     Notes to Financial Statements...................................     F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors
Equicap, Inc.

We have audited the accompanying balance sheet of Equicap, Inc. as of December 31, 2004, and the related statements of operations, changes in stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Equicap, Inc. as of December 31, 2004, and the results of its operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles in the United States of America.


                                           COMISKEY & COMPANY
Denver, Colorado
March 23, 2005                             PROFESSIONAL CORPORATION

                           Larry O'Donnell, CPA, P.C.
Telephone (303) 745-4545                                2228 South Fraser Street
                                                                          Unit 1
                                                         Aurora, Colorado  80014



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors
Equicap, Inc.

I have audited the accompanying statements of operations, changes in stockholders' deficit and cash flows of Equicap, Inc. for year ended December 31, 2003. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Equicap, Inc. for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.



/s/  Larry O'Donnell, CPA, P.C.
----------------------------------
     Larry O'Donnell, CPA, P.C.

February 11, 2005

                                  EQUICAP, INC.
                                  Balance Sheet
                                December 31, 2004



                                     ASSETS


Total assets                                                          $    --
                                                                      =========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT


Current liabilities:
   Accounts payable                                                   $     250
   Franchise taxes                                                          800
   Due to an officer/stockholder                                         97,480
                                                                      ---------
                                                                         98,530
                                                                      ---------
Stockholders' deficit:
   Preferred stock; no par value; authorized -
      10,000,000 shares; issued - none
   Common stock; no par value; authorized -
      100,000,000 shares; issued and outstanding -
      390,100 shares                                                    167,685
   Contributed capital                                                    6,680
   Retained earnings (deficit)                                         (272,895)
                                                                      ---------
                                                                         98,530
                                                                      ---------

Total liabilities and stockholders' deficit                           $    --
                                                                      =========


                     See notes to the financial statements.

                                  EQUICAP, INC.
                            Statements of Operations



                                                         Year ended December 31,
                                                           2004         2003
                                                         ---------    ---------

General and administrative expenses                      $  16,631    $  15,990
Gain on settlement of debt                                  (4,482)
                                                         ---------    ---------

Net loss applicable to common shareholders               $ (12,149)   $ (15,990)
                                                         =========    =========

Basic and diluted net loss per common share              $    (.03)   $    (.04)
                                                         =========    =========


Weighted average number of common shares outstanding       390,100      390,100
                                                         =========    =========


                     See notes to the financial statements.

                                  EQUICAP, INC.
                 Statements of Changes in Stockholders' Deficit



                                       Common Stock                    Retained
                                 ----------------------  Contributed   Earnings
                                   Shares       Amount     Capital    (Deficit)
                                 ---------    ---------   ---------   ---------

Balances, December 31, 2002        390,100    $ 167,685   $   6,680   $(244,756)

   Net loss                                                             (15,990)
                                 ---------    ---------   ---------   ---------
Balances, December 31, 2003        390,100      167,685       6,680    (260,746)

   Net loss                                                             (12,149)
                                 ---------    ---------   ---------   ---------
Balances, December 31, 2004        390,100    $ 167,685   $   6,680   $(272,895)
                                 =========    =========   =========   =========


                     See notes to the financial statements.



                                  EQUICAP, INC.
                            Statements of Cash Flows



                                                          Year ended December 31,
                                                             2004        2003
                                                           --------    --------
Cash flows from operating activities:
   Net loss                                                $(12,149)   $(15,990)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
     Changes in operating assets and liabilities:
     Gain on settlement of debt                               4,482
     (Decrease) increase in accounts payable                (17,338)      3,124
     (Decrease) increase in franchise taxes                  (5,700)        800
     Increase in amounts due to an officer/stockholder       30,705      12,066
                                                           --------    --------
       Net cash used in operating activities                   --          --
                                                           --------    --------

Cash flows from investing activities:
       Net cash used in investing activities                   --          --
                                                           --------    --------

Cash flows from financing activities:
       Net cash provided by financing activities               --          --
                                                           --------    --------

Net increase (decrease) in cash                                --          --
Cash at beginning of year                                      --          --
                                                           --------    --------
Cash at end of year                                        $   --      $   --
                                                           ========    ========


                     See notes to the financial statements.

                                      F-6

                                  EQUICAP, INC.
                          Notes to Financial Statements
                     Years Ended December 31, 2004 and 2003


Note 1 - Organization and Summary of Significant Accounting Policies

Organization of Business
------------------------

The financial statements presented are those of Equicap, Inc. (the "Company"). The Company was incorporated under the laws of the State of California on March 1, 1995. Prior to July 1996, Equicap operated as a business development company and since that time, has been inactive.

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

Fair Value of Financial Instruments
-----------------------------------

The fair value of the liability due to officer/stockholder is not practicable to estimate, based upon the related party nature of the underlying transactions.

Comprehensive Income
--------------------

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, establishes requirements for disclosure of comprehensive income (loss). During the years ended December 31, 2004 and 2003, the Company did not have any components of comprehensive income (loss) to report.

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

                                  EQUICAP, INC.
                          Notes to Financial Statements
                     Years Ended December 31, 2004 and 2003


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

During the years ended December 31, 2004 and 2003, there were no stock options granted or outstanding.

Recently Issued Accounting Pronouncements
-----------------------------------------

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R) Share-Based Payment, which addresses the accounting for share-based payment transactions. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB No. 25, and generally requires instead that such transactions be accounted and recognized in the statement of operations based on their fair value. SFAS No. 123(R) will be effective for public companies that file as small business issuers as of the first interim or annual reporting period that begins after December 15, 2005. The Company has no outstanding stock options at December 31, 2004. Therefore, the initial adoption of this standard is not expected to have an impact on the Company's financial position and results of operations.

Note 2 - Stockholders' Deficit

Common Stock
------------

The Company has 390,100 shares of its common stock issued and outstanding as of December 31, 2004. Dividends may be paid on outstanding shares as declared by the Board of Directors. Each share of common stock is entitled to one vote.

                                  EQUICAP, INC.
                          Notes to Financial Statements
                     Years Ended December 31, 2004 and 2003


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

Note 3 - Income Taxes

The Company recognizes deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

The Company incurred no income taxes for the years ended December 31, 2004 and 2003. The expected income tax benefit for the years ended December 31, 2004 and 2003 is approximately $1,800 and $2,400, respectively. The difference between the expected income tax benefit and non-recognition of an income tax benefit in each period is the result of a valuation allowance applied to deferred tax assets.

Net operating loss carryforwards of approximately $196,000 at December 31, 2004 are available to offset future taxable income, if any, and expire in 2024. This results in a net deferred tax asset of approximately $57,000 at December 31, 2004. A valuation allowance in the same amount has been provided to reduce the deferred tax asset, as realization of the asset is not assured.

                                  EQUICAP, INC.
                          Notes to Financial Statements
                     Years Ended December 31, 2004 and 2003


Note 4 - Related Party Transactions

During 2004 and 2003, the Company incurred corporate, administrative and accounting fees of approximately $15,600 and $12,000 for services performed by the Company's president and for expenses paid by the president on behalf of the Company. The Company has a payable to its president in the amount of $97,480 at December 31, 2004. At the present time, the Company does not require any office space and the Company uses the office of its president for corporate and administrative purposes.

Note 5 - Subsequent Event

Equicap, Inc., a Nevada corporation ("Equicap Nevada"), was incorporated on March 13, 2002, for the purpose of entering into a merger with and redomiciling its predecessor, Equicap, Inc., a California corporation ("Equicap California"). Effective January 25, 2005, Equicap California was merged into the Company in a statutory merger (the "Merger"). At the time of the Merger, each share of Equicap California's no par value common stock issued and outstanding immediately prior to the Merger was as a result of the Merger changed into one share of Equicap Nevada's $.001 par value common stock. At the time of the Merger, Equicap Nevada was a wholly owned subsidiary of Equicap California.

The capital stock which the surviving corporation is authorized to issue is as follows:

         Common Stock            500,000,000            $.001 par value
         Preferred Stock          10,000,000            $.001 par value

The capital stock account and the paid in capital account will be changed to accommodate this transaction in the first quarter of 2005.

                                   SIGNATURES

     In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-KSB to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: March 28, 2005

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


        Name                             Title                       Date
        ----                             -----                       ----

/s/  Stephen M. Siedow
-----------------------------     Sole Director,                March 28, 2005
     Stephen M. Siedow            Chief Executive Officer,
                                  President, and
                                  Chief Financial Officer