Form 10QSB
period 2005-03-31
EQUICAP INC
filed 2005-05-12
CIK 1006840

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

       [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

       [   ] TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE EXCHANGE ACT

                         COMMISSION FILE NUMBER 0-31091


                                  EQUICAP, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


              NEVADA                                        33-0652593
      ------------------------------                    -------------------
     (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                    Identification No.)


                             12373 E. Cornell Avenue
                             Aurora, Colorado 80014
                     --------------------------------------
                    (Address of principal executive offices)

                                 (303) 478-4442
                            -------------------------
                           (Issuer's telephone number)


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

       Yes    X      No
            -----        -----

The number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2005 are as follows:

          Class of Securities                         Shares Outstanding
          -------------------                         ------------------

      Common Stock, $.001 par value                        390,100

Transitional Small Business Disclosure Format (check one): Yes       No    X
                                                               -----     -----

================================================================================

                                TABLE OF CONTENTS


          PART I.        FINANCIAL INFORMATION

Item 1.   Financial Statements.

          Balance Sheet (Unaudited) as of March 31, 2005 ................   3

          Statements of Operations (Unaudited) for the three months
            ended March 31, 2005 and 2004 ...............................   4

          Statements of Cash Flows (Unaudited) for the three months
            ended March 31, 2005 and 2004 ...............................   5

          Notes to Financial Statements (Unaudited) .....................   6

Item 2.   Management's Discussion and Analysis or Plan of Operation .....   7

Item 3.   Controls and Procedures .......................................  10

          PART II.       OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders............  10

Item 6.   Exhibits and Reports on Form 8-K ..............................  10

          Signatures.....................................................  11

                                  EQUICAP, INC.
                            Balance Sheet (Unaudited)
                                 March 31, 2005



                                     ASSETS


Total assets                                                          $    --
                                                                      =========


                     LIABILITIES AND STOCKHOLDERS' DEFICIT


Current liabilities:
    Accounts payable                                                  $   4,089
    Due to an officer/stockholder                                       115,131
                                                                      ---------
                                                                        119,220
                                                                      ---------
Stockholders' deficit:
    Preferred stock; $.001 par value; authorized -
       10,000,000 shares; issued - none
    Common stock; $.001 par value; authorized -
       500,000,000 shares; issued and outstanding -
       390,100 shares                                                       390
    Capital in excess of par                                            173,975
    Retained earnings (deficit)                                        (293,585)
                                                                      ---------
                                                                       (119,220)
                                                                      ---------

Total liabilities and stockholders' deficit                           $    --
                                                                      =========

                       See notes to financial statements.

                                  EQUICAP, INC.
                      Statements of Operations (Unaudited)



                                                           Three Months Ended
                                                                March 31,
                                                         ----------------------
                                                            2005         2004
                                                         ---------    ---------

General and administrative expenses                      $  20,690    $   5,588
                                                         ---------    ---------

Net loss applicable to common shareholders               $ (20,690)   $  (5,588)
                                                         =========    =========

Basic and diluted net loss per common share              $    (.05)   $    (.01)
                                                         =========    =========

Weighted average number of common shares outstanding       390,100      390,100
                                                         =========    =========

                       See notes to financial statements.


                                    EQUICAP, INC.
                        Statements of Cash Flows (Unaudited)



                                                              Three Months Ended
                                                                   March 31,
                                                            -----------------------
                                                              2005            2004
                                                            --------       --------
Cash flows from operating activities:
   Net loss                                                 $(20,690)      $ (5,588)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
     Changes in operating assets and liabilities:
       Increase in accounts payable                            3,839            424
       (Decrease) increase in franchise taxes                   (800)           200
       Increase in amounts due to an officer/stockholder      17,651          4,964
                                                            --------       --------
       Net cash used in operating activities                    --             --
                                                            --------       --------

Cash flows from investing activities:
       Net cash used in investing activities                    --             --
                                                            --------       --------

Cash flows from financing activities:
       Net cash provided by financing activities                --             --
                                                            --------       --------

Net increase (decrease) in cash                                 --             --
Cash at beginning of year                                       --             --
                                                            --------       --------
Cash at end of period                                       $   --         $   --
                                                            ========       ========

                       See notes to financial statements.

                                       5

                                  EQUICAP, INC.
                    Notes to Financial Statements (Unaudited)



1. Basis of presentation:

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

2. Reincorporation:

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

The capital stock account and the capital in excess of par account have been changed to reflect this transaction in the first quarter of 2005.

3. Related party transactions:

During the three-month periods ended March 31, 2005 and 2004, the Company incurred corporate, administrative and accounting fees of approximately $17,700 and $5,000, respectively, for services performed by the Company's president and for expenses paid by the president on behalf of the Company. The Company has a payable to its president in the amount of $115,131 at March 31, 2005. In addition, the Company uses the office of its president for corporate and administrative purposes.

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

PLAN of OPERATION

     Equicap is a blank check company whose plan of operation over the next twelve months is to seek and, if possible, acquire an operating business or valuable assets by entering into a business combination. Equicap will not be restricted in its search for business combination candidates to any particular geographical area, industry or industry segment, and may enter into a combination with a private business engaged in any line of business, including service, finance, mining, manufacturing, real estate, oil and gas, distribution, transportation, medical, communications, high technology, biotechnology or any other. Management's discretion is, as a practical matter, unlimited in the selection of a combination candidate. Management of Equicap will seek combination candidates in the United States and other countries, as available time and resources permit, through existing associations and by word of mouth. This plan of operation has been adopted in order to attempt to create value for Equicap's shareholders. For further information on Equicap's plan of operation and business, please consult Equicap's FORM 10-KSB available on the EDGAR system of the U.S. Securities and Exchange Commission.

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

RESULTS OF OPERATIONS

     FIRST QUARTER 2005 - During the quarter ended March 31, 2005, Equicap incurred a net loss of $20,690. General and administrative expenses related primarily to accounting and legal fees, miscellaneous filing fees, office costs and supplies and other miscellaneous expenses, of which approximately $17,700 were related party expenses. The Company paid no rent or salaries and had no operations.

     FIRST QUARTER 2004 - During the quarter ended March 31, 2004, Equicap incurred a net loss of $5,588. General and administrative expenses related primarily to accounting and legal fees, miscellaneous filing fees, office costs and supplies and other miscellaneous expenses, of which approximately $5,000 were related party expenses. The Company paid no rent or salaries and had no operations.

LIQUIDITY and CAPITAL RESOURCES

     Equicap had no cash on hand at the end of the quarter and had no other assets to meet ongoing expenses or debts that may accumulate. Since inception, Equicap has accumulated a deficit of $293,585.

     Equicap has no commitment for any capital expenditure and foresees none. However, Equicap will incur routine fees and expenses incident to its reporting duties as a public company, and it will incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event it makes an acquisition or attempts but is unable to complete an acquisition. Equicap's cash requirements for the next twelve months are relatively modest, principally accounting expenses and other expenses relating to making filings required under the Securities Exchange Act of 1934 (the "Exchange Act"), and are not expected to exceed $15,000 in the fiscal year ending December 31, 2005. Any travel, lodging or other expenses which may arise related to finding, investigating and attempting to complete a combination with one or more potential acquisitions could also amount to thousands of dollars.

     Equicap's current management has agreed to continue rendering services to Equicap and to not demand payment of sums owed unless and until Equicap completes an acquisition. The terms of any such payment will have to be negotiated with the principals of any business acquired. The existence and amounts of Equicap's debt may make it more difficult to complete, or prevent completion of, a desirable acquisition. In addition, offices are provided to Equicap by its president without charge.

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

     Should existing management or shareholders refuse to advance needed funds, Equicap would be forced to turn to outside parties to either loan money to Equicap or buy Equicap securities. There is no assurance whatever that Equicap will be able at need to raise necessary funds from outside sources. Such a lack of funds could result in severe consequences to Equicap, including among others:

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

Item 3. Controls and Procedures.

     Within 90 days of the filing of this Form 10-QSB, an evaluation was carried out by Stephen M. Siedow, our CEO, President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, Mr. Siedow concluded that as of March 31, 2005, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

     There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal quarter covered by this report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

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


DATE:  May 10, 2005


                            EQUICAP, INC.

                            By: /s/ Stephen M. Siedow
                                -----------------------------------------------
                                    Stephen M. Siedow, Chief Executive Officer,
                                    President and Chief Financial Officer