Form 10QSB
period 2005-06-30
EQUICAP INC
filed 2005-07-20
CIK 1006840

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

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

The number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2005 are as follows:


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

                                TABLE OF CONTENTS


            PART I.   FINANCIAL INFORMATION

Item 1.     Financial Statements.

            Balance Sheet (Unaudited) as of June 30, 2005 ................     3

            Statements of Operations (Unaudited) for the three and six
                months ended June 30, 2005 and 2004 ......................     4

            Statements of Cash Flows (Unaudited) for the three and six
                months ended June 30, 2005 and 2004 ......................     5

            Notes to Financial Statements (Unaudited).....................     6

Item 2.     Management's Discussion and Analysis or Plan of Operation ....     7

Item 3.     Controls and Procedures ......................................    10

            PART II.  OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K..............................    10

            Signatures....................................................    11

                                  EQUICAP, INC.
                            Balance Sheet (Unaudited)
                                  June 30, 2005



                                     ASSETS


Total assets                                                          $    --
                                                                      =========


                     LIABILITIES AND STOCKHOLDERS' DEFICIT


Current liabilities:
   Accounts payable                                                   $   1,000
   Due to an officer/stockholder                                        123,566
                                                                      ---------
                                                                        124,566

Stockholders' deficit:
   Preferred stock; $.001 par value; authorized -
      10,000,000 shares; issued - none
   Common stock; $.001 par value; authorized -
      500,000,000 shares; issued and outstanding -
      390,100 shares                                                        390
   Capital in excess of par                                             173,975
   Retained earnings (deficit)                                         (298,931)
                                                                      ---------
                                                                       (124,566)
                                                                      ---------
Total liabilities and stockholders' deficit                           $    --
                                                                      =========


                       See notes to financial statements.



                                      EQUICAP, INC.
                          Statements of Operations (Unaudited)



                                        Three Months Ended         Six Months Ended
                                             June 30,                  June 30,
                                      ----------------------    ----------------------
                                         2005         2004         2005         2004
                                      ---------    ---------    ---------    ---------
General and administrative expenses   $   5,346    $   1,385    $  26,036    $   6,973
                                      ---------    ---------    ---------    ---------

Net loss applicable to common
    stockholders                      $  (5,346)   $  (1,385)   $ (26,036)   $  (6,973)
                                      =========    =========    =========    =========

Basic and diluted net loss per
    common share                      $    (.01)   $      **    $    (.07)   $    (.02)
                                      =========    =========    =========    =========

Weighted average number of
    common shares outstanding           390,100      390,100      390,100      390,100
                                      =========    =========    =========    =========


** Less than $(.01) per share.


                           See notes to financial statements.

                                            4

                                  EQUICAP, INC.
                      Statements of Cash Flows (Unaudited)



                                                             Six Months Ended
                                                                 June 30,
                                                           --------------------
                                                             2005        2004
                                                           --------    --------

Cash flows from operating activities:
   Net loss                                                $(26,036)   $ (6,973)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
     Changes in operating assets and liabilities:
       Increase in accounts payable                             750         598
       (Decrease) increase in franchise taxes                  (800)        400
       Increase in amounts due to an officer/stockholder     26,086       5,975
                                                           --------    --------
       Net cash used in operating activities                   --          --
                                                           --------    --------

Cash flows from investing activities:
       Net cash used in investing activities                   --          --
                                                           --------    --------

Cash flows from financing activities:
       Net cash provided by financing activities               --          --
                                                           --------    --------

Net increase (decrease) in cash                                --          --
Cash at beginning of year                                      --          --
                                                           --------    --------
Cash at end of period                                      $   --      $   --
                                                           ========    ========


                       See notes to financial statements.

                                  EQUICAP, INC.
                    Notes to Financial Statements (Unaudited)


1.  Basis of presentation

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

2. Reincorporation

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

3.  Related party transactions

During the three and six-month periods ended June 30, 2005, the Company incurred corporate, administrative and accounting fees of approximately $8,400 and $26,100, respectively ($1,000 and $6,000 for the three and six-month periods ended June 30, 2004) for services performed by the Company's president and for expenses paid by the president on behalf of the Company. The Company has a payable to its president in the amount of $123,566 at June 30, 2005. In addition, the Company uses the office of its president for corporate and administrative purposes.

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

RESULTS OF OPERATIONS

     SECOND QUARTER 2005 - During the three and six months ended June 30, 2005, Equicap incurred a net loss of $5,346 and $26,036. General and administrative expenses related primarily to accounting and legal fees, miscellaneous filing fees, office costs and supplies and other miscellaneous expenses, of which approximately $8,400 and $26,100 were related party expenses. The Company paid no rent or salaries and had no operations.

     SECOND QUARTER 2004 - During the three and six months ended June 30, 2004, Equicap incurred a net loss of $1,385 and $6,973. General and administrative expenses related primarily to accounting and legal fees, miscellaneous filing fees, office costs and supplies and other miscellaneous expenses, of which approximately $1,000 and $6,000 were related party expenses. The Company paid no rent or salaries and had no operations.

LIQUIDITY and CAPITAL RESOURCES

     Equicap had no cash on hand at the end of the quarter and had no other assets to meet ongoing expenses or debts that may accumulate. Since inception, Equicap has accumulated a deficit of $298,931.

     Equicap has no commitment for any capital expenditure and foresees none. However, Equicap will incur routine fees and expenses incident to its reporting duties as a public company, and it will incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event it makes an acquisition or attempts but is unable to complete an acquisition. Equicap's cash requirements for the next twelve months are relatively modest, principally accounting expenses and other expenses relating to making filings required under the Securities Exchange Act of 1934 (the "Exchange Act"), and are not expected to exceed $7,500 in the fiscal year ending December 31, 2005. Any travel, lodging or other expenses which may arise related to finding, investigating and attempting to complete a combination with one or more potential acquisitions could also amount to thousands of dollars.

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

Item 3.   Controls and Procedures.

     Within 90 days of the filing of this Form 10-QSB, an evaluation was carried out by Stephen M. Siedow, our CEO, President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, Mr. Siedow concluded that as of June 30, 2005, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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


DATE:  July 19, 2005


                                            EQUICAP, INC.

                                            BY:  /s/  Stephen M. Siedow
                                               --------------------------------
                                                      Stephen M. Siedow,
                                                      Chief Executive Officer,
                                                      President and
                                                      Chief Financial Officer