Form 10QSB
period 2005-09-30
EQUICAP INC
filed 2005-11-14
CIK 1006840

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

      [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

      [   ] TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE EXCHANGE ACT

                         COMMISSION FILE NUMBER 0-31091


                                  EQUICAP, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                  NEVADA                                    33-0652593
      ------------------------------                   ------------------
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

Check whether the issuer (1)has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity: Common stock, $.001 par value, 390,100 shares outstanding at October 31, 2005.

Transitional Small Business Disclosure Format (check one). Yes [ ] No [ X ]

================================================================================

                                TABLE OF CONTENTS


          PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements.

          Balance Sheet (Unaudited) as of September 30, 2005 ................  3

          Statements of Operations (Unaudited) for the three and nine months ended September 30, 2005 and 2004 ......................  4

          Statements of Cash Flows (Unaudited) for the nine months
              ended September 30, 2005 and 2004 .............................  5

          Notes to Financial Statements (Unaudited) .........................  6

Item 2.   Management's Discussion and Analysis or Plan of Operation .........  7

Item 3.   Controls and Procedures ........................................... 10

          PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K .................................. 10

          Signatures......................................................... 11

                                  EQUICAP, INC.
                            Balance Sheet (Unaudited)
                               September 30, 2005



                                     ASSETS


Total assets                                                          $    --
                                                                      =========


                     LIABILITIES AND STOCKHOLDERS' DEFICIT


Current liabilities:
    Accounts payable                                                  $   1,375
    Due to an officer/stockholder                                       127,428
                                                                      ---------
                                                                        128,803
                                                                      ---------

Stockholders' deficit:
    Preferred stock; $.001 par value; authorized -
       10,000,000 shares; issued - none
    Common stock; $.001 par value; authorized -
        500,000,000 shares; issued and outstanding -
        390,100 shares                                                      390
    Capital in excess of par                                            173,975
    Retained earnings (deficit)                                        (303,168)
                                                                      ---------
                                                                       (128,803)
                                                                      ---------

Total liabilities and stockholders' deficit                           $    --
                                                                      =========


                       See notes to financial statements.



                                    EQUICAP, INC.
                        Statements of Operations (Unaudited)



                                        Three Months Ended         Nine Months Ended
                                           September 30,             September 30,
                                      ----------------------    ----------------------
                                         2005         2004         2005         2004
                                      ---------    ---------    ---------    ---------
General and administrative expenses   $   4,238    $   4,297    $  30,274    $  11,270
                                      ---------    ---------    ---------    ---------

Net loss applicable to common
    stockholders                      $  (4,238)   $  (4,297)   $ (30,274)   $ (11,270)
                                      =========    =========    =========    =========

Basic and diluted net loss per
    common share                      $    (.01)   $    (.01)   $    (.08)   $    (.03)
                                      =========    =========    =========    =========

Weighted average number of
    common shares outstanding           390,100      390,100      390,100      390,100
                                      =========    =========    =========    =========



                         See notes to financial statements.


                                          4

                                  EQUICAP, INC.
                      Statements of Cash Flows (Unaudited)



                                                            Nine Months Ended
                                                              September 30,
                                                           --------------------
                                                             2005        2004
                                                           --------    --------

Cash flows from operating activities:
   Net loss                                                $(30,274)   $(11,270)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
     Changes in operating assets and liabilities:
       Increase in accounts payable                           1,125         941
       (Decrease) increase in franchise taxes                  (800)      1,500
       Increase in amounts due to an officer/stockholder     29,949       8,829
                                                           --------    --------
       Net cash used in operating activities                   --          --
                                                           --------    --------

Cash flows from investing activities:
       Net cash used in investing activities                   --          --
                                                           --------    --------

Cash flows from financing activities:
       Net cash provided by financing activities               --          --
                                                           --------    --------

Net increase (decrease) in cash                                --          --
Cash at beginning of year                                      --          --
                                                           --------    --------
Cash at end of period                                      $   --      $   --
                                                           ========    ========


                       See notes to financial statements.

                                  EQUICAP, INC.
                    Notes to Financial Statements (Unaudited)


1. Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of operations for a full year.

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

3. Related party transactions

During the three and nine-month periods ended September 30, 2005, the Company incurred corporate, administrative and accounting fees of approximately $3,800 and $29,900, respectively ($3,000 and $8,800 for the three and nine-month periods ended September 30, 2004) for services performed by the Company's president and for expenses paid by the president on behalf of the Company. The Company has a payable to its president in the amount of $127,428 at September 30, 2005. In addition, the Company uses the office of its president for corporate and administrative purposes.

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

RESULTS OF OPERATIONS

     THIRD QUARTER 2005 - During the three and nine months ended September 30, 2005, Equicap incurred a net loss of $4,238 and $30,274. General and administrative expenses related primarily to accounting and legal fees, miscellaneous filing fees, office costs and supplies and other miscellaneous expenses, of which approximately $3,800 and $29,900 were related party expenses. The Company paid no rent or salaries and had no operations.

     THIRD QUARTER 2004 - During the three and nine months ended September 30, 2004, Equicap incurred a net loss of $4,297 and $11,270. General and administrative expenses related primarily to accounting and legal fees, miscellaneous filing fees, office costs and supplies and other miscellaneous expenses, of which approximately $3,000 and $8,800 were related party expenses. The Company paid no rent or salaries and had no operations.

LIQUIDITY and CAPITAL RESOURCES

     Equicap had no cash on hand at the end of the quarter and had no other assets to meet ongoing expenses or debts that may accumulate. Since inception, Equicap has accumulated a deficit of $303,168.

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

     Equicap will only be able to pay its future debts and meet operating expenses by raising additional funds, acquiring a profitable company or otherwise generating positive cash flow. As a practical matter, Equicap is unlikely to generate positive cash flow by any means other than acquiring a company with such cash flow. Equicap believes that management members or shareholders will loan funds to Equicap as needed for operations prior to completion of an acquisition. Management and the shareholders are not obligated to provide funds to Equicap, however, and it is not certain they will always want or be financially able to do so. Equicap shareholders and management members who advance money to Equicap to cover operating expenses will expect to be reimbursed, either by Equicap or by the company acquired, prior to or at the time of completing a combination. Equicap has no intention of borrowing money to reimburse or pay salaries to any Equicap officer, director or shareholder or their affiliates. There currently are no plans to sell additional securities of Equicap to raise capital, although sales of securities may be necessary to obtain needed funds. Equicap's current management has agreed to continue its services to Equicap and to accrue sums owed them for services and expenses and expect payment.

     Should existing management or shareholders refuse to advance needed funds, Equicap would be forced to turn to outside parties to either loan money to Equicap or buy Equicap securities. There is no assurance whatsoever that Equicap will be able to raise necessary funds from outside sources. Such a lack of funds could result in severe consequences to Equicap, including among others:

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

Item 3. Controls and Procedures.

     Within 90 days of the filing of this Form 10-QSB, an evaluation was carried out by Stephen M. Siedow, our CEO, President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, Mr. Siedow concluded that as of September 30, 2005, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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


DATE:  November 9, 2005


                                              EQUICAP, INC.

                                              By: /s/ Stephen M. Siedow
                                              ----------------------------------
                                              Stephen M. Siedow, Chief Executive
                                              Officer, President and Chief
                                              Financial Officer