Form 10KSB
period 2005-12-31
EQUICAP INC
filed 2006-03-31
CIK 1006840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−KSB

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2005

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: __________ to ____________

Commission File No.: 0-31091

EQUICAP, INC.
---------------------------------------------------
(Exact Name of Small Business Issuer as Specified in Its Charter)

NEVADA (State or other jurisdiction of incorporation or organization)	33-0652593 (I.R.S. Employer Identification No.)

5528 Westcott Circle, Frederick, Maryland 21703
----------------------------------------------------------------------------------------------------------------
(Address of Principal Executive Offices)

(301) 717-8267
-----------------------------------------------------------------------------
(Registrant’s Telephone Number, Including Area Code)

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT: NONE

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT: COMMON STOCK, PAR VALUE $0.001

Check whether the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d)of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐

State issuer's revenues for its most recent fiscal year: $0

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of March 28, 2006 was not determinable.

The number of shares of the registrant's common stock outstanding as of March 28, 2006:  990,100 shares.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words "anticipate", "believe", "estimate", "expect", "intend", "plan" and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management's current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: a general economic downturn; a downturn in the securities markets; federal or state laws or regulations having an adverse effect on proposed transactions that we desire to effect; Securities and Exchange Commission regulations which affect trading in the securities of "penny stocks,"; and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected.

PART I

When used in this report, the terms “Equicap”, "Company", "we", "our" and "us" refer to us, Inc.

ITEM 1. DESCRIPTION OF BUSINESS.

Background

Reincorporation

Equicap, Inc. was incorporated on March 13, 2002, for the purpose of entering into a merger with and redomiciling its predecessor, Equicap, Inc., a California corporation ("Equicap California"). Effective January 25, 2005, Equicap California was merged with and into Equicap in a statutory merger (the "Merger"). At the effective time of the Merger, each share of Equicap California common stock issued and outstanding immediately prior to the Merger was as a result of the Merger changed into one share of Equicap common stock. At the time of the Merger, Equicap was a wholly owned subsidiary of Equicap California. Because the Merger was consummated for the sole purpose of changing Equicap California's domicile from California to Nevada, management believes that the Merger did not constitute a "sale" within the meaning of Section 5 of the Securities Act of 1933, as amended. Accordingly, each share of Equicap common stock now issued and outstanding continues to have the same status and to be subject to the same restrictions and limitations, if any, as they were subject prior to the Merger. The Merger was effected due to management's belief that Nevada law is more advantageous to a corporation than California law. The Merger did not relate to a change of control or other transaction. Equicap has no assets, modest liabilities and has been essentially inactive since its inception, except for organizational activities. Equicap owns no real estate and has no full time employees, and it will have no operations of its own unless and until it engages in one or more of the activities described below under this ITEM 1. Equicap is a blank check company which intends to enter into a business combination with one or more as yet unidentified privately held businesses.

Predecessor Corporation

Equicap's predecessor − that is, Equicap California − is Equicap, Inc. which was incorporated under the laws of the State of California on March 1, 1995, under the name of VWR Acquisition Company, Inc. ("VWR"); the name was later changed to Equicap, Inc. Equicap was authorized to issue 100,000,000 shares of common stock without par value and 10,000,000 shares of preferred stock without par value. Equicap's business activities prior to July 1996 were that of an investment banking and consulting firm whose business plan was to assist its clients by infusing capital into them and utilizing its experience to assist its client companies in getting their products or services to market and becoming profitable. Equicap thus anticipated "incubating" client companies. Equicap has not had operations since July 1996, has no assets and only modest liabilities. Equicap issued 5,500,000 shares of its common stock in March 1995, to its founders in consideration of cash and services rendered. In March 1995, 200,000 shares of its common stock were issued to an investor for approximately $137,000 in cash. All such shares were treated as "restricted securities", meaning that they were shares issued in transactions not involving any public offering, stop transfer orders were entered into the stock books as to such shares, and all certificates evidencing these shares bore a customary form of investment legend. Then in October 1995, approximately 4,022,115 common shares were voluntarily cancelled by the shareholders, reducing the number of outstanding shares to 1,677,885.

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

On June 19, 1998, Equicap issued 5,000,000 shares of its common stock to Stephen M. Siedow, the former President of the Company, for services and costs advanced on behalf of Equicap that were valued at $5,000 in the aggregate. These shares were also treated as "restricted securities." Mr. Siedow has informed the Company that he will not sell these shares in the public markets until they have been registered for resale under the Securities Act of 1933, as amended (the "Act") or otherwise in compliance with applicable law.

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

Exchange Act Registration

Equicap voluntarily filed a registration statement on Form 10−SB in July 2000 with the Securities and Exchange Commission ("SEC" or "Commission") in order to register Equicap's common stock under Section 12(g) of the Securities Exchange Act of 1934, as amended ("Exchange Act"). Equicap is required to file quarterly, annual and other reports and other information with the SEC as required by the Exchange Act. If Equicap's duty to file reports under the Exchange Act is suspended, Equicap intends to nonetheless continue filing reports on a voluntary basis if it is able to do so.

Recent Change of Control Transaction

An Information Statement was mailed on January 5, 2006, to holders of record on December 16, 2005, of shares of our common stock, par value $0.001 per share, in connection with the change of control and composition of our Board of Directors, as contemplated by a Securities Purchase Agreement, dated as of December 28, 2005, by and among us, Duluth Venture Capital Partners, LLC (Duluth), and purchasers La Pergola Investments Ltd. (La Pergola), Fountainhead Investments, Inc. (“Fountainhead”), Gaha Ventures, LLC (“Gaha”) and G4, LLC. Duluth was the owner of a convertible note that was convertible into 600,000 shares of our common stock. Duluth converted the note and immediately sold the underlying 600,000 shares (constituting approximately 60.6% of our issued and outstanding equity interests and voting rights) to the Purchasers, in exchange for Four Hundred Ninety-Two Thousand, Five Hundred Dollars ($492,500). In addition, on December 28, 2005, La Pergola, Fountainhead and Gaha acquired 6,333, 6,334 and 6,333 shares of the Company’s Common Stock, respectively, from Sheridan Clearing Corporation. As of the record date, we had approximately 390,100 shares of common stock outstanding. The sale resulted in a change in control of the Company.

In connection with entering into the Securities Purchase Agreement, Stephen M. Siedow resigned from all offices that he held with us, effective as of the closing date, and as our sole director, effective as of January 15, 2006 (the tenth day following the mailing of the Information Statement to our stockholders). Thomas W. Colligan was appointed as our new director, and as our Chief Executive Officer, President, Treasurer and Secretary, effective immediately. For further information on the Securities Purchase Agreement and our change of control, please refer to our Current Report on Form 8-K and our Notice on Form 14F-1 filed on January 3, 2006.

Proposed Business

Equicap intends to enter into a business combination with one or more as yet unidentified privately held businesses. Management believes that Equicap will be attractive to privately held companies interested in becoming publicly traded by means of a business combination with Equicap, without offering their own securities to the public. Equicap will not be restricted in its search for business combination candidates to any particular geographical area, industry or industry segment, and may enter into a combination with a private business engaged in any line of business. Management's discretion is, as a practical matter, unlimited in the selection of a combination candidate. Equicap has not entered into any agreement, arrangement or understanding of any kind with any person regarding a business combination. Depending upon the nature of the transaction, the current officers and directors of Equicap probably will resign their directorship and officer positions with Equicap in connection with Equicap's consummation of a business combination. See "Form of Acquisition" below. Equicap's current management will not have any control over the conduct of Equicap's business following Equicap's completion of a business combination. It is anticipated that business opportunities will come to Equicap's attention from various sources, including its management, its other stockholders, professional advisors such as attorneys and accountants, securities broker−dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. Equicap has no plans, understandings, agreements, or commitments with any individual or entity to act as a finder of or as a business consultant in regard to any business opportunities for Equicap. There are no plans to use advertisements, notices or any general solicitation in the search for combination candidates.

Pre−Combination Activities.

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

Equicap anticipates that the business opportunities presented to it will (1) be recently organized with no operating history, or a history of losses attributable to under−capitalization or other factors; (2) be experiencing financial or operating difficulties; (3) be in need of funds to develop a new product or service or to expand into a new market; (4) be relying upon an untested product or marketing concept; or (5) have a combination of the foregoing characteristics. Given the above factors, it should be expected that any acquisition candidate may have a history of losses or low profitability. Equicap will not be restricted in its search for business combination candidates to any particular geographical area, industry or industry segment, and may enter into a combination with a private business engaged in any line of business, including service, finance, mining, manufacturing, real estate, oil and gas, distribution, transportation, medical, communications, high technology, biotechnology or any other. Management's discretion is, as a practical matter, unlimited in the selection of a combination candidate. Management of Equicap will seek combination candidates in the United States and other countries, as available time permits, through existing associations and by word of mouth.

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

Combination Suitability Standards

The analysis of candidate companies will be undertaken by or under the supervision of Equicap's President, who is not a professional business analyst. See "MANAGEMENT" below. To a large extent, a decision to participate in a specific combination may be made upon management's analysis of the quality of the candidate company's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, the perceived benefit the candidate will derive from becoming a publicly held entity, and numerous other factors which are difficult, if not impossible, to objectively quantify or analyze. In many instances, it is anticipated that the historical operations of a specific candidate may not necessarily be indicative of the potential for the future because of the possible need to shift marketing approaches substantially, expand significantly, change product emphasis, change or substantially augment management, or make other changes. Equicap will be dependent upon the owners and management of a candidate to identify any such problems which may exist and to implement, or be primarily responsible for the implementation of, required changes. Because Equicap may participate in a business combination with a newly organized candidate or with a candidate which is entering a new phase of growth, it should be emphasized that Equicap will incur further risks, because management in many instances will not have proved its abilities or effectiveness, the eventual market for the candidate's products or services will likely not be established, and the candidate may not be profitable when acquired. Otherwise, Equicap anticipates that it may consider, among other things, the following factors:

•	Potential for growth and profitability, indicated by new technology, anticipated market expansion, or new products;

•	Equicap's perception of how any particular candidate will be received by the investment community and by Equicap's stockholders;

•
Whether, following the business combination, the financial condition of the candidate would be, or would have a significant prospect in the foreseeable future of becoming sufficient to enable the securities of Equicap to qualify for listing on an exchange or on NASDAQ, so as to permit the trading of such securities to be exempt from the requirements of the federal "penny stock" rules adopted by the SEC;

•
Capital requirements and anticipated availability of required funds, to be provided by Equicap or from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

•	The extent to which the candidate can be advanced;

•	Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;

•	Strength and diversity of existing management, or management prospects that are scheduled for recruitment;

•	The cost of participation by Equicap as compared to the perceived tangible and intangible values and potential; and

•	The accessibility of required management expertise, personnel, raw materials, services, professional assistance, and other required items.

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

Management believes that various types of potential merger or acquisition candidates might find a business combination with Equicap to be attractive. These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current shareholders, acquisition candidates which have long-term plans for raising capital through the public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process. Acquisition candidates which have a need for an immediate cash infusion are not likely to find a potential business combination with Equicap to be an attractive alternative. Prior to consummation of any combination (other than a mere sale by Equicap insiders of a controlling interest in Equicap's common stock) Equicap intends to require that the combination candidate provide Equicap the financial statements required by ITEM 310 of Regulation S−B, including at the least an audited balance sheet as of the most recent fiscal year end and statements of operations, changes in stockholders' equity and cash flows for the two most recent fiscal years, audited by certified public accountants acceptable to Equicap's management, and the necessary unaudited interim financial statements. Such financial statements must be adequate to satisfy Equicap's reporting obligations under Section 15(d) or 13 of the Exchange Act. The required audited financial statements must be available at the time of closing so that Equicap will be able to comply with its disclosure requirements under the Exchange Act. This requirement to provide audited financial statements may significantly narrow the pool of potential combination candidates available, since most private companies are not already audited. Some private companies will either not be able to obtain an audit or will find the audit process too expensive. In addition, some private companies on closer examination may find the entire process of being a reporting company after a combination with Equicap too burdensome and expensive in light of the perceived potential benefits from a combination.

Form of Acquisition

It is impossible to predict the manner in which Equicap may participate in a business opportunity. Specific business opportunities will be reviewed as well as the respective needs and desires of Equicap and the promoters of the opportunity and, upon the basis of that review and the relative negotiating strength of Equicap and such promoters, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. Equicap may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation or reorganization of Equicap with other corporations or forms of business organization, and although it is likely, there is no assurance that Equicap would be the surviving entity. In addition, the present management and stockholders of Equicap most likely will not have control of a majority of the voting shares of Equicap following a reorganization transaction. As part of such a transaction, Equicap's existing directors may resign and new directors may be appointed without any vote or opportunity for approval by Equicap's shareholders. It is likely that Equicap will acquire its participation in a business opportunity through the issuance of common stock or other securities of Equicap. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so−called "tax free" reorganization under the Internal Revenue Code of 1986, depends upon the issuance to the stockholders of the acquired company of a controlling interest (i.e. 80% or more) of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Internal Revenue Code, Equicap's current stockholders would retain in the aggregate 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution in the equity of those who were stockholders of Equicap prior to such reorganization. Any such issuance of additional shares might also be done simultaneously with a sale or transfer of shares representing a controlling interest in Equicap by the current officers, directors and principal shareholders.

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

Post-Combination Activities

Management anticipates that, following consummation of a combination, control of Equicap will change as a result of the issuance of additional common stock to the shareholders of the business acquired in the combination. Once ownership control has changed, it is likely that the new controlling shareholders will call a meeting for the purpose of replacing the incumbent directors of Equicap with candidates of their own, and that the new directors will then replace the incumbent officers with their own nominees. Rule 14f−1 under the Exchange Act requires that, if in connection with a business combination or sale of control of Equicap there should arise any arrangement or understanding for a change in a majority of Equicap's directors and the change in the board of directors is not approved in advance by Equicap's shareholders at a shareholder meeting, then none of the new directors may take office until at least ten (10) days after an information statement has been filed with the Securities and Exchange Commission and sent to Equicap's shareholders. The information statement furnished must as a practical matter include the information required by ITEMs 6(a), (d) and (e), 7 and 8 of Schedule 14A of Regulation 14A in a proxy statement.

Following consummation of a combination, management anticipates that Equicap will file a current report on Form 8−K with the Commission which discloses all of the information regarding the acquisition target that the acquisition target would be required to disclose in a Form 10 or Form 10-SB Exchange Act registration statement, including, among other things, the date and manner of the combination, material terms of the definitive agreement, the assets and consideration involved, the identity of the person or persons from whom the assets or other property was acquired, changes in management and biographies of the new directors and executive officers, identity of principal shareholders following the combination, and contains the required financial statements. Such a Form 8−K report also will be required to include all information as to the business acquired called for by ITEM 101 of Regulation S−B, and all of the disclosure about the target company required under ITEM 303 of Regulation S−B (Management’s Discussion and Analysis or Plan of Operation).

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

Possible Origination of a Business

The Board of Directors has left open the possibility that, instead of seeking a business combination, Equicap may instead raise funding in order to originate an operating business, which may be in any industry or line of business, and could involve Equicap's origination of a start−up business, purchase and development of a business already originated by third parties, joint venture of a new or existing business, or take any other lawful form. It is also possible that Equicap may engage in one or more combinations, as discussed above, and originate a business in addition. Potential shareholders should consider that management has the widest possible discretion in choosing a business direction for Equicap. Any funds needed to originate and develop a business would almost certainly be raised from the sale of Equicap's securities, since Equicap lacks the creditworthiness to obtain a loan. Management does not believe that the principal shareholders, directors or executive officers of Equicap would be willing to guarantee any debt taken on, and obtaining a loan without personal guarantees is unlikely. Capital could possibly be raised from the sale of debt instruments convertible into common stock upon the occurrence of certain defined events, but no such funding has been offered. Equicap has no current plans to offer or sell its securities, but would be agreeable do so if a worthy business opportunity presents itself and adequate funding then appears to be available.

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

Competition

We are in direct competition with many entities in our efforts to locate suitable business opportunities. Our competitors are business development companies, venture capital partnerships and corporations, small business investment companies, venture capital affiliates of industrial and financial companies, broker−dealers and investment bankers, management consultant firms and private individual investors. In addition, we are competing with numerous other blank check companies for such opportunities. Many of our competitors will possess greater financial resources and will be able to assume greater risks than those which we, with our limited capital, could consider. Many of these competing entities will also possess significantly greater experience and contacts than our management.

Regulation

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

The states generally are free to enact legislation or adopt rules that prohibit secondary trading in the securities of "blank check" companies like ours. Section 18, however, of the Act preempts state law as to covered securities of reporting companies. Thus, while the states may require certain limited notice filings and payment of filing fees by us as a precondition to secondary trading of its shares in those states, they cannot, so long as we are a reporting issuer, prohibit, limit or condition trading in our securities based on the fact that we are or ever was a blank check company. We will comply with such state limited notice filings as may be necessary in regard to secondary trading. At this time, our stock is not actively traded in any market, and an active market in our common stock is not expected to arise, if ever, until after completion of a business combination.

Employees

We have no employees and we have only one officer, who is also the sole director of the Company. It is not expected that we will have any full-time or other employees except as a result of completing a combination.

ITEM 2. DESCRIPTION OF PROPERTY.

We do not own or lease any real estate or other properties at the present time. We do not require any office space and we have utilized the office of our President and CEO, Mr. Thomas W. Colligan, for corporate and administrative purposes. This arrangement will continue until we raise funding to originate a business or complete an acquisition of an operating business, in which latter event our offices will undoubtedly be the same as those of the acquired company.

ITEM 3. LEGAL PROCEEDINGS.

There are no legal proceedings which are pending or have been threatened against us or any of our officers, directors or control persons of which management is aware.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote or for the written consent of security shareholders during the fourth quarter of our fiscal year ended December 31, 2005, and no meeting of shareholders was held.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

There currently is no public market for our common stock, and no assurance can be given that a market will develop or that a shareholder will ever be able to liquidate his investment without considerable delay, if at all. If a market should develop, the price may be highly volatile. Unless and until our common shares are quoted on the NASDAQ system or listed on a national securities exchange, it is likely that the common shares will be defined as "penny stocks" under the Exchange Act and SEC rules thereunder. The Exchange Act and penny stock rules generally impose additional sales practice and disclosure requirements upon broker-dealers who sell penny stocks to persons other than to certain "accredited investors" (generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 jointly with spouse) or in transactions not recommended by the broker-dealer.

For transactions covered by the penny stock rules, the broker-dealer must make a suitability determination for each purchaser and receive the purchaser's written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the SEC. So long as our common shares are considered "penny stocks", many brokers will be reluctant or will refuse to effect transactions in our shares, and many lending institutions will not permit the use of penny stocks as collateral for any loans.

Common Stock

Our Certificate of Incorporation, as amended, authorizes 500,000,000 shares of common stock, $0.001 par value. As of March 28, 2006, we had 990,100 shares outstanding, which were held by 406 stockholders of record.

Preferred Stock

Our Certificate of Incorporation, as amended, authorizes 10,000,000 shares of blank check Preferred Stock, $0.001 par value. As of December 31, 2005, no shares of preferred stock were outstanding.

Holders

We have approximately 406 shareholders of record. We have 990,100 common shares issued and outstanding, of which (i) 74,043 shares are unrestricted and not held by affiliates and (ii) 916,057 shares are restricted but subject to Rule 144 and not held by affiliates.

Market

Our common stock is the subject of an unpriced quotation (meaning that is quoted "name only" without bid or asked prices posted) on the OTC Bulletin Board maintained by the National Association of Securities Dealers, Inc. Our common stock has not traded to management's knowledge, and any such trading would occur in the over-the-counter market. No active trading market is expected to arise (if one ever arises), unless and until we successfully complete a business combination. No shareholder has entered into a lock-up or similar agreement as to his common shares.

Dividend Policy

We have not declared or paid any dividends on its common stock to date. Management anticipates that any future earnings will be retained as working capital and used for business purposes. Accordingly, it is unlikely that we will declare or pay any such dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

The following table discloses information as of December 31, 2005 with respect to compensation plans (including individual compensation arrangements), if any, under which our equity securities are authorized for issuance.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders 2000 Employee Stock Compensation Plan 2000 Compensatory Stock Option Plan	0 0	N/A N/A	2,000,000 3,000,000
Equity compensation plans not approved by security holders NONE	N/A	N/A	N/A
Total	0	-	5,000,000

Registrar and Transfer Agent

Our registrar and transfer agent is Executive Registrar & Transfer, Inc., 3615 South Huron Street, Englewood, California 80110; telephone (303) 783-9055.

Recent Sales of Unregistered Securities

Information regarding unregistered sales of securities by us has been previously disclosed in current reports on Form 8-K filed during fiscal year 2005 and is not being repeated in this annual report.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We are a blank check company whose plan of operation over the next twelve months is to seek and, if possible, acquire an operating business or valuable assets by entering into a business combination. We will not be restricted in our search for business combination candidates to any particular geographical area, industry or industry segment, and may enter into a combination with a private business engaged in any line of business, including service, finance, mining, manufacturing, real estate, oil and gas, distribution, transportation, medical, communications, high technology, biotechnology or any other. Management's discretion is, as a practical matter, unlimited in the selection of a combination candidate. Management will seek combination candidates in the United States and other countries, as available time and resources permit, through existing associations and by word of mouth. This plan of operation has been adopted in order to attempt to create value for our shareholders. For further information on our plan of operation and business, see PART I, Item 1 above.

Plan of Operation

We do not intend to do any product research or development. We do not expect to buy or sell any real estate, plant or equipment except as such a purchase might occur by way of a business combination that is structured as an asset purchase, and no such asset purchase currently is anticipated. Similarly, we do not expect to add additional employees or any full-time employees except as a result of completing a business combination, and any such employees likely will be persons already then employed by the company acquired.

Our business activities prior to July 1996 were that of an investment banking and consulting firm whose business plan was to assist its clients by infusing capital into them and utilizing its experience to assist its clients in getting products or services to market and becoming profitable. We thus anticipated incubating client companies. We have not had any operations or revenues since July 1996. We anticipate no operations unless and until we complete a business combination as described above.

Results of Operations

Fiscal Year ended December 31, 2005 compared to December 31, 2004

For the year ended December 31, 2005, we had no revenues and incurred a net loss of $47,999, as compared to a net loss of $12,149 for the year ended December 31, 2004. General and administrative expenses in 2005 related to accounting and legal fees, franchise taxes, miscellaneous filing fees, transfer agent fees and other miscellaneous expenses, of which approximately $47,999 were related party expenses. General and administrative expenses in 2004 related to accounting and legal fees, franchise taxes, miscellaneous filing fees, transfer agent fees, and other miscellaneous expenses, of which approximately $15,600 were related party expenses.

Liquidity and Capital Resources

We had no cash on hand at December 31, 2005 and had no other assets to meet ongoing expenses or debts that may accumulate. As of such date, we have accumulated a deficit of $320,894. As of December 31, 2005 we had accrued expenses totaling $13,617 consisting of amounts due for professional fees.

We have no commitment for any capital expenditure and foresee none. However, we will incur routine fees and expenses incident to our reporting duties as a public company, and we will incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event we make an acquisition or attempt but are unable to complete an acquisition. Our cash requirements for the next twelve months are relatively modest, principally accounting expenses and other expenses relating to making filings required under the Securities Exchange Act of 1934 (the "Exchange Act"), which should not exceed $25,000 in the fiscal year ending December 31, 2006. Any travel, lodging or other expenses which may arise related to finding, investigating and attempting to complete a combination with one or more potential acquisitions could also amount to thousands of dollars.

The existence and amounts our debt may make it more difficult to complete, or prevent completion of, a desirable acquisition.

We will only be able to pay our future debts and meet operating expenses by raising additional funds, acquiring a profitable company or otherwise generating positive cash flow. As a practical matter, we are unlikely to generate positive cash flow by any means other than acquiring a company with such cash flow. We believe that management members or shareholders will loan funds to us as needed for operations prior to completion of an acquisition. Management and the shareholders are not obligated to provide funds to us, however, and it is not certain they will always want or be financially able to do so. Our shareholders and management members who advance money to us to cover operating expenses will expect to be reimbursed, either by us or by the company acquired, prior to or at the time of completing a combination. We have no intention of borrowing money to reimburse or pay salaries to any of our officers, directors or shareholders or their affiliates. There currently are no plans to sell additional securities to raise capital, although sales of securities may be necessary to obtain needed funds. Our current management has agreed to continue their services to us and to accrue sums owed them for services and expenses and expect payment reimbursement only.

Should existing management or shareholders refuse to advance needed funds, however, we would be forced to turn to outside parties to either loan money to us or buy our securities. There is no assurance whatever that we will be able at need to raise necessary funds from outside sources. Such a lack of funds could result in severe consequences to us, including among others:

•
failure to make timely filings with the SEC as required by the Exchange Act, which also probably would result in suspension of trading or quotation in our stock and could result in fines and penalties to us under the Exchange Act;

•	curtailing or eliminating our ability to locate and perform suitable investigations of potential acquisitions; or

•	inability to complete a desirable acquisition due to lack of funds to pay legal and accounting fees and acquisition-related expenses.

We hope to require potential candidate companies to deposit funds with us that we can use to defray professional fees and travel, lodging and other due diligence expenses incurred by our management related to finding and investigating a candidate company and negotiating and consummating a business combination. There is no assurance that any potential candidate will agree to make such a deposit.

Critical Accounting Policies

Financial Reporting Release No. 60 of the SEC encourages all companies to include a discussion of critical accounting policies or methods used in the preparation of the financial statements. There are no current business operations or revenue generating activities that give rise to significant assumptions or estimates. Our most critical accounting policies relate to the accounting and disclosure of related party transactions. Our financial statements filed as part of this annual report include a summary of the significant accounting policies and methods used in the preparation of our financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Inflation

We believe that inflation has not had a material impact on our results of operations for the years ended December 31, 2005 or December 31, 2004.

Seasonality

We do not expect any variations in revenues and operating costs due to seasonality.

Risk Factors That May Affect Future Operating Results

At this time our shares are speculative and involve a high degree of risk. You should carefully consider the risks described below before making an investment decision. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

We have had no operating history nor any revenues or earnings from operations.

We have had no operating history nor any revenues or earnings from operations. We have no significant assets or financial resources. We have operated at a loss to date and will, in all likelihood, continue to sustain operating expenses without corresponding revenues, at least until the consummation of a business combination.

Our management does not devote its full time to our business and operations.

Our management only devotes minimal time to our business. Management does not any written employment agreement with us, and is not expected to enter into one. Our management serves only on a part−time basis and has had limited experience in the business activities contemplated by us, yet our Company will be solely dependent on him. We lack the funds or other incentive to hire full−time experienced management. Management has other employment or business interests to which he devotes his primary attention and will continue to do so, devoting time to the Company only on an as−needed basis.

We may have conflicts of interest with our management team.

Our officers and directors may in the future be affiliated with other blank check companies having a similar business plan to that of our Company (Affiliated Companies) which may compete directly or indirectly with us. Certain specific conflicts of interest may include those discussed below.

•
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

•
The officers and directors of Equicap may serve as officers and directors of other Affiliated Companies in the future. Equicap's officers and directors are required to devote only so much of their time to Equicap's affairs as they deem appropriate, in their sole discretion. As a result, Equicap's officers and directors may have conflicts of interest in allocating their management time, services, and functions among Equicap and any current and future Affiliated Companies which they may serve, as well as any other business ventures in which they are now or may later become involved.

•
The Affiliated Companies may compete directly or indirectly with Equicap for the acquisition of available, desirable combination candidates. There may be factors unique to Equicap or an Affiliated Company which respectively makes it more or less desirable to a potential combination candidate, such as age of the company, name, capitalization, state of incorporation, contents of the articles of incorporation, etc. However, any such direct conflicts are not expected to be resolved through arm's-length negotiation, but rather in the discretion of management. While any such resolution will be made with due regard to the fiduciary duty owed to Equicap and its shareholders, there can be no assurance that all potential conflicts can be resolved in a manner most favorable to Equicap as if no conflicts existed. Members of Equicap's management who also are or will be members of management of another Affiliated Company will also owe the same fiduciary duty to the shareholders of each other Affiliated Company. Should a potential acquisition be equally available to and desirable for both Equicap and the Affiliated Companies, no guideline exists for determining which company would make the acquisition. This poses a risk to Equicap shareholders that a desirable acquisition available to Equicap may be made by an Affiliated Company, whose shareholders would instead reap the rewards of the acquisition. An Affiliated Company's shareholders of course face exactly the same risk. Any persons who are officers and directors of both Equicap and an Affiliated Company do not have the sole power (nor the power through stock ownership) to determine which company would acquire a particular acquisition. No time limit exists in which an acquisition may or must be made by Equicap, and there is no assurance when − or if − an acquisition ever will be completed.

•
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

Our Certificate of Incorporation excludes personal liability on the part of its directors to Equicap for monetary damages based upon any violation of their fiduciary duties as directors, except as to liability for any acts or omissions which involve intentional misconduct, fraud or a knowing violation of law or for improper payment of dividends. This exclusion of liability does not limit any right which a director may have to be indemnified and does not affect any director's liability under federal or applicable state securities laws. Therefore, our assets could be used or attached to satisfy any liabilities subject to this indemnification.

Our proposed operations are purely speculative.

The success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified target company. While business combinations with entities having established operating histories are preferred, there can be no assurance that we will be successful in locating candidates meeting these criteria. If we complete a business combination, the success of our operations will be dependent upon management of the target company and numerous other factors beyond our control. No combination candidate has been identified for acquisition by management, nor has any determination been made as to any business for Equicap to enter, and shareholders will have no meaningful voice in any such determinations. There is no assurance that Equicap will be successful in completing a combination or originating a business, nor that Equicap will be successful or that its shares will have any value even if a combination is completed or a business originated.

We are subject to the penny stock rules.

Our securities may be classified as penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share whose securities are admitted to quotation but do not trade on the Nasdaq SmallCap Market or on a national securities exchange. For any transaction involving a penny stock, unless exempt, the rules require delivery of a document to investors stating the risks, special suitability inquiry, regular reporting and other requirements. Prices for penny stocks are often not available and investors are often unable to sell this stock. Thus, an investor may lose his investment in a penny stock and consequently should be cautious of any purchase of penny stocks.

We may have significant difficulty in locating a viable business combination candidate.

We are and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be merger or acquisition target candidates for us. Nearly all of these competitors have significantly greater financial resources, technical expertise and managerial capabilities than we do and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, we will also compete with numerous other small public companies in seeking merger or acquisition candidates.

It is possible that the per share value of your stock will decrease upon the consummation of a business combination.

A business combination normally will involve the issuance of a significant number of additional shares. Depending upon the value of the assets acquired in a business combination, the current shareholders of Equicap may experience severe dilution of their ownership due to the issuance of shares in the combination. Any combination effected by Equicap almost certainly will require its existing management and board members to resign, thus shareholders have no way of knowing what persons ultimately will direct Equicap and may not have an effective voice in their selection.

Any business combination that we engage in may have tax effects on us.

Federal and state tax consequences will, in all likelihood, be major considerations in any business combination that we may undertake. Currently, a business combination may be structured so as to result in tax-free treatment to both companies pursuant to various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target company; however, there can be no assurance that a business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on both parties to the transaction.

ITEM 7. FINANCIAL STATEMENTS.

Our consolidated financial statements for the fiscal years ended December 31, 2005 and 2004, and the reports thereon of Paritz & Company, PA and Comiskey & Company, PC, respectively are included in this annual report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On February 27, 2006, Paritz & Company, PA (Paritz) was appointed as our independent auditor for the fiscal year ended December 31, 2005. At such time, Comiskey & Company, PC (Comiskey) was dismissed as our independent auditor. The decision to change auditors was approved by our Board of Directors on February 27, 2006.

Comiskey audited the Company’s financial statements for the fiscal year ended December 31, 2004 and Comiskey’s report is included in the Company’s annual report on Form 10-KSB for the year then ended. Another auditor audited the Company’s financial statements for the fiscal year ended December 31, 2003. Comiskey’s reports on the Company’s financial statements for the fiscal year ended December 31, 2004 did not contain an adverse opinion, disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During our most recent completed fiscal year and during the subsequent periods or the Reporting Periods, with respect to the financial statements, there were no disagreements with Comiskey on any matter of accounting principals or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Comiskey, would have caused it to make reference to the subject matter of the disagreements in connection with its report with respect to the financial statements of the Reporting Periods.

ITEM 8A. CONTROLS AND PROCEDURES.

Within 90 days of the filing of this Form 10−QSB, an evaluation was carried out by Thomas W. Colligan, our President, CEO and Treasurer, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10−QSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, Mr. Colligan concluded that as of December 31, 2005, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal year covered by this report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

None.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Our directors and officers as of March 15, 2005, are:

Name	Age	Position(s) with the Company
Thomas W. Colligan	35	Director, Chief Executive Officer, President, Treasurer and Secretary

Thomas W. Colligan has been our director, chief executive officer, president, treasurer and secretary since December 28, 2005. He is also currently the business development manager of Adventist Healthcare, Inc. and has held such position since June 2005. Mr. Colligan has also been an adjunct professor of psychology at Montgomery College, Maryland, since 2003 and a Group Psychotherapist with J&E Associates in Maryland since November 2001. Mr. Colligan holds a Masters Degree in Social Work and specializes in the delivery of quality behavioral healthcare to individuals and groups. Prior to joining Adventist, Mr. Colligan’s work focused on the investigation and analysis of clinical data relating to behavioral health through his work as a Clinical Research Coordinator and Psychotherapist with the Centers for Behavioral Health in Maryland. Mr. Colligan has also co-authored three works: “Understanding Workplace Stress - Journal of Workplace Behavioral Health;” “Measuring cultural climate in a uniformed services medical center, Military Medicine, 164(3), 202-208;” and “Spouse abuse: Physician guidelines to identification, diagnosis, and management in the uniformed services, Military Medicine, 164(1), 30-36.” Mr. Colligan is currently an MBA candidate at Frostburg State University in Maryland. He expects to matriculate in August 2006. Other than Equicap, Mr. Colligan is not a director, executive officer or significant shareholder of any public reporting company.

Mr. Colligan expects to spend approximately five hours per month on the business and affairs of Equicap.

Audit Committee Financial Expert

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

Code of Ethics

On May 6, 2004, Our board of directors adopted a code of ethics that its principal financial officer, principal accounting officer or controller and any person who may perform similar functions is subject to. We have filed the code of ethics as exhibit 14 to this Annual Report on Form 10−KSB.

ITEM 10. EXECUTIVE COMPENSATION.

Compensation of Executive Officers

The following table sets forth information concerning the compensation of executive officers for the fiscal years ended December 31, 2005, 2004 and 2003. Such officers are sometimes collectively referred to below as the "Named Officers."

None of the Named Officers received any form of non-cash compensation from us in the fiscal years ended December 31, 2005, 2004 or 2003. We may, once we are operational, implement employee benefits that will be generally available to all employees and subsidiary employees, including medical, dental and life insurance benefits and a 401(k) retirement savings plan.

Summary Compensation Table

	Annual Compensation				Long-Term Compensation
					Awards		Payouts

Name and Principal Position	Year (1)	Salary ($)	Bonus (2)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options/SARs	LTIP Payouts	All Other Compensation
Stephen M. Siedow (1)	2005	$-0-	--	--	--	--	--	--
Chairman, CEO,	2004	$-0-	--	--	--	--	--	--
President & Treasurer	2003	$-0-	--	--	--	--	--	--

Thomas W. Colligan (2)	2005	$-0-	--	--	--	--	--	--
Chairman, CEO,	2004	--	--	--	--	--	--	--
President & Treasurer	2003	--	--	--	--	--	--	--
_____________________________
(1) In connection with our entry into the Securities Purchase Agreement, on December 28, 2005, Stephen M. Siedow resigned from all offices that he held with us, effective as of that date, and as our sole director, effective as of January 15, 2006. Mr. Siedow, who was our only officer and director prior to December 28, 2005, did not accrue and did not receive any compensation for his services performed during the past three calendar years.

(2) On December 28, 2005, Thomas W. Colligan was appointed as our new director, and as our Chief Executive Officer, President, Treasurer and Secretary, effective immediately. Mr. Colligan has not received any compensation from us.

Option Grants in Last Fiscal Year

The following table sets forth the grant of stock options, if any, made during the year ended December 31, 2005 to the persons named in the Summary Compensation Table:

Name	Number of Securities Underlying Options/SARs Granted	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise of Base Price ($/Sh)	Expiration Date
Stephen M. Siedow	None	N/A	N/A	N/A
Thomas W. Colligan	None	N/A	N/A	N/A

Aggregated Option/SAR Exercises in Last Fiscal Year
and Fiscal-Year-End Option/SAR Values

The following table sets forth information with respect to unexercised stock options, if any, held by the persons named in the Summary Compensation Table at December 31, 2005. No stock options were exercised in 2005 by those persons.

Name		Number of Securities Underlying Unexercised Options/SARs at FY-End (#)	Value of Unexercised In-the-Money Options/SARs at FY-End ($)
	Shares Acquired on Exercise	Value Realized ($)	Exercisable/ Unexercisable	Exercisable/ Unexercisable
Stephen M. Siedow	None	N/A	N/A	N/A
Thomas W. Colligan	None	N/A	N/A	N/A

Compensation of Directors

The Company has no standard arrangements in place or currently contemplated to compensate the Company directors for their service as directors or as members of any committee of directors.

Employment Agreements

No person has entered into any employment or similar contract with the Company. It is not anticipated that the Company will enter into any employment or similar contract unless in conjunction with or following completion of a business combination.

Benefit Plans

We have adopted the 2000 Employee Stock Compensation Plan for our employees, officers, directors and advisors (the ESC Plan). We have reserved a maximum of 2,000,000 common shares to be issued upon the grant of awards under the ESC Plan. Employees will recognize taxable income upon the grant of common stock equal to the fair market value of the common stock on the date of the grant and the Company will recognize a compensating deduction for compensation expense at such time. The ESC Plan will be administered by the Board of Directors or a committee of directors. No shares have been awarded or currently are anticipated to be awarded under the ESC Plan.

We have adopted the 2000 Compensatory Stock Option Plan for our officers, employees, directors and advisors (the “CSO Plan”). The Company has reserved a maximum of 3,000,000 common shares to be issued upon the exercise of options granted under the CSO Plan. The CSO Plan will not qualify as an "incentive stock option" plan under Section 422 of the Internal Revenue Code of 1986, as amended. Options will be granted under the CSO Plan at exercise prices to be determined by the Board of Directors or other CSO Plan administrator. With respect to options granted pursuant to the CSO Plan, optionees will not recognize taxable income upon the grant of options granted at or in excess of fair market value. However, optionees will realize income at the time of exercising an option to the extent the market price of the common stock at that time exceeds the option exercise price, and the Company must recognize a compensation expense in an amount equal to any taxable income realized by an optionee as a result of exercising the option. The CSO Plan will be administered by the Board of Directors or a committee of directors. No options have been granted or currently are anticipated to granted under the CSO Plan.

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors, and person who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on its review of the copies of such forms received by us, we believe that during the year ended December 31, 2005, all such filing requirements applicable to its officers and directors were complied with.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

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

Name and Address of Beneficial Owner (1)	Number of Shares (2)	Percentage of Common Stock (3)
Thomas W. Colligan 5528 Westcott Circle Frederick, Maryland 21703	0	0%
Stephen M. Siedow 13047 W. Iliff Drive Lakewood, Colorado 80228	300,000	30.3%
Paul J. Abbondante 700 East Lake Drive, Suite 50 Orange, California 92866	20,400	5.2%
La Pergola Investments Ltd. (4) Portman House Hue Street, Helier, Jersey	174,333	17.6%
Fountainhead Investments, Inc.(5) 8618 West 3rd Street, Los Angeles, CA 90048	222,334	22.4%
Gaha Ventures, LLC (6) 25 Elm Street Woodbury, NY 11797	114,333	11.5%
G4, LLC (7) 57 Rofay Drive East Northport, NY 11731	108,000	10.9%
Directors and Officers as a Group (8)	0	0%

(1)
Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

(2)
A total of 990,100 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1).  For each Beneficial Owner above, any options exercisable within 60 days have been included in the denominator.

(3)	Based on 990,100 shares of our common stock that are outstanding after the consummation of the Securities Purchase Agreement.

(4)	La Pergola Investments, Inc. is controlled by David Cantor.

(5)	Fountainhead Investments, Inc. is controlled by Peter Zachariou.

(6)	Gaha Ventures, LLC. is controlled by Jodi Kirsch.

(7)	G4, LLC is controlled by Virginia Casadonte.

(8)	Consists of 1 person Thomas W. Colligan.

Despite not having received any compensation and not having otherwise engaged in any transactions involving the acquisition or disposition of assets with Equicap, the current officers and directors of Equicap may be deemed to be "promoters" and "founders" of Equicap.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Except as described in the following paragraphs, none of our directors or officers, nor any of the incoming directors, nor any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to the our outstanding shares, nor any of our promoters, nor any relative or spouse of any of the foregoing persons has any material interest, direct or indirect, in any transaction for the past two years or in any presently proposed transaction which, in either case, has affected, or will materially affect the Company. None of the our directors or officers, nor any incoming director, is indebted to the Company.

During 2005 and 2004, the Company incurred corporate, administrative and accounting fees of approximately $47,999 and $15,600 for services performed by our president and for expenses paid by him on behalf of the Company. We had a payable to our president in the amount of $0 and $97,480 at December 31, 2005 and 2004, respectively.

On December 13, 2005, we entered into an Amendatory Agreement with Duluth Venture Capital Partners, LLC (Duluth), with respect to $132,912 in accounts payable owed by the Company. Duluth had purchased such accounts payable from our former sole officer and director, Stephen M. Siedow. The accounts payable reflect amounts advanced by Mr. Siedow for accounting, legal and other expenses of the Company. Pursuant to the Amendatory Agreement, we agreed to convert the accounts payable into a Convertible Promissory Note (the Note). The Note was non-interest bearing, payable on demand and convertible into 600,000 shares of our common stock.  On December 28, 2005, Duluth converted the Note into 600,000 shares of  our common stock.  These shares were sold on the same date, pursuant to a Securities Purchase Agreement, to La Pergola Investments Ltd., Fountainhead Investments, Inc., Gaha Ventures, LLC and G4, LLC.

ITEM 13. EXHIBITS

Exhibit Number	Exhibit Description
3.1
Certificate of Incorporation of the Company filed March 13, 2002, is incorporated herein by reference to Exhibit 3.1 to the Annual Report on Form 10-KSB of the Company for the fiscal year ended December 31, 2004.

3.2	Bylaws of the Company is incorporated herein by reference to Exhibit 3.2 to the Annual Report on Form 10-KSB of the Company for the fiscal year ended December 31, 2004.
4.1	Specimen common stock certificate of the Company is incorporated herein by reference to Exhibit 4.1 to the Annual Report on Form 10-KSB of the Company for the fiscal year ended December 31, 2004.
10.1	Equicap, Inc. 2000 Compensatory Stock Option Plan is incorporated herein by reference to Exhibit 10.1 to the Annual Report on Form 10-KSB of the Company for the fiscal year ended December 31, 2004.
10.2	Equicap, Inc. 2000 Employee Stock Compensation Plan is incorporated herein by reference to Exhibit 10.2 to the Annual Report on Form 10-KSB of the Company for the fiscal year ended December 31, 2004.
10.3
Securities Purchase Agreement, dated December 28, 2005, among the Company and the Purchasers who are parties thereto is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 3, 2006.

14	Code of Ethics is incorporated by reference to Exhibit 14 to the Annual Report on Form 10-KSB of the Company for the fiscal year ended December 31, 2004.
21	Description of Subsidiaries
23	Consent of Comiskey & Company, PC
31	Rule 13a-14(a)/15d-14(a) Certifications by the Principal Executive and Financial Officer
32	Section 1350 Certifications by the Principal Executive Officer and Principal Financial Officer

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for each of the fiscal years ended December 31, 2005 and 2004 for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $3,133 and $1,000, respectively.

Audit Related Fees

None

Tax Fees

The aggregate fees billed for each of the fiscal years ended December 31, 2005 and 2004 for professional services rendered by the principal accountant for the preparation of the registrant's annual tax returns were $350 and $200, respectively.

All Other Fees

None

Pre-Approval Policies And Procedures

On February 27, 2006 our board of directors adopted resolutions in accordance with the Sarbanes−Oxley Act of 2002 requiring pre−approval of all auditing services and all audit related, tax or other services not prohibited under Section 10A(g) of the Securities Exchange Act of 1934, as amended to be performed for us by our independent auditors, subject to the de minimus exception described in Section 10A(i)(1)(B) of the Exchange Act. These resolutions authorized our independent auditors to perform audit services required in connection with the annual audit relating to the fiscal year ended December 31, 2005 and the quarterly reviews for the subsequent fiscal quarters of 2006 through the review for the quarter ended September 30, 2006, at which time additional pre-approvals for any additional services to be performed by Equicap's auditors would be sought from the Board. Equicap's board of directors also appointed and authorized Thomas W. Colligan to grant pre-approvals of other audit, audit-related, tax and other services requiring board approval to be performed for Equicap by our independent auditors, provided that the designee, following any such pre-approvals, thereafter reports the pre-approvals of such services at the next following regular meeting of the Board.

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-KSB to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: March 31, 2006

Equicap, Inc.

By: /s/ Thomas W. Colligan
Thomas W. Colligan
Director, CEO, President and Treasurer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Thomas W. Colligan Thomas W. Colligan	Director, CEO, President and Treasurer	March 31, 2006

EQUICAP, INC. FINANCIAL STATEMENTS WITH REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS YEARS ENDED DECEMBER 31, 2005 AND 2004

Paritz & Company, P.A.	15 Warren Street, Suite 25 Hackensack, New Jersey 07601 (201)342-7753 Fax: (201) 342-7598 E-Mail: paritz @paritz.com
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Equicap, Inc.

We have audited the accompanying balance sheet as of December 31, 2005 and the related statements of operations, changes in stockholders’ deficiency and cash flows for the year ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Equicap, Inc. as of December 31, 2004 were audited by other auditors whose report dated March 25, 2005 expressed an unqualified opinion on those statements.

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

In our opinion, the 2005 financial statement referred to above presents fairly, in all material respects, the financial position of Equicap, Inc. as of December 31, 2005 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring net losses and as of December 31, 2005 its current liabilities and total liabilities exceeded its current assets and total assets by $13,617. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Hackensack, New Jersey
March 31, 2006

ComiskeyProfessional Corporation
& Company

Report of Independent Registered Public Accounting Firm

We have audited the accompanying statements of operations, changes in stockholder’s deficit, and cash flows for the year ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of its operations, changes in stockholder’s deficit, and cash flows of Equicap, Inc. for the year ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

Denver, Colorado
March 28, 2005
COMISKEY & COMPANY

PROFESSIONAL CORPORATION

EQUICAP, INC.

BALANCE SHEET

DECEMBER 31, 2005

ASSETS

TOTAL ASSETS	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accrued expenses	$13,617
TOTAL CURRENT LIABILITIES	13,617

STOCKHOLDERS’ DEFICIENCY:
Preferred stock, no par value,
10,000,000 shares authorized
0 shares issued and outstanding	-
Common stock, no par value,
100,000,000 shares authorized
990,100 shares issued and outstanding	300,597
Additional paid-in capital	6,680
Accumulated deficit	(320,894)
TOTAL STOCKHOLDERS’ DEFICIENCY	(13,617)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$-

See notes to financial statements

EQUICAP, INC.

STATEMENTS OF OPERATIONS

	YEAR ENDED DECEMBER 31,
	2005	2004

General and administrative expenses	$21,082	$16,631
(Loss) on settlement of debt		(4,482)
Fees paid to related party	26,917

Net loss applicable to common shareholders	$47,999	$12,149

Basic and diluted net loss per common share	$(.12)	$(.03)

Weighted average number of shares outstanding	395,032	390,100

See notes to financial statements

EQUICAP, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS= EQUITY

	COMMON STOCK
	SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT

BALANCE - JANUARY 1, 2004	390,100	$167,685	$6,680	$(260,746)

NET LOSS	-	-	-	(12,149)

BALANCE - DECEMBER 31, 2004	390,100	167,685	6,680	(272,895)

NET LOSS	-	-	-	(47,999)

CONVERSION OF NOTE PAYABLE	600,000	132,912	-	-

BALANCE - DECEMBER 31, 2005	$990,100	$300,597	$6,680	$(320,894)

See notes to financial statements

EQUICAP, INC.

STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(47,999)	$(12,149)
Adjustments to reconcile net loss to net cash
used in operating activities:
Fess paid to related party	26,917
Loss on conversion of debt to equity		4,482
Changes in operating assets and liabilities:
(Decrease) increase in accounts payable	-	(17,338)
(Decrease) increase in franchise taxes	-	(5,700)
Increase in amounts due to officer/stockholder	7,465	30,705
Increase in accrued expenses	13,617	-

NET CASH USED IN OPERATING ACTIVITIES	-	-

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

NET CASH USED IN INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-

NET INCREASE IN CASH AND CASH - END OF YEAR	$-	$-

Non-cash financing activity:
Conversion of debt to equity $132,912

See notes to financial statements

EQUICAP, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

1	SIGNIFICANT ACCOUNTING POLICIES

Business description

The financial statements presented are those of Equicap, Inc. (the “Company”). The Company was incorporated under the laws of the State of California on March 1, 1995. Prior to July 1996, Equicap operated as a business development company and since that time has been inactive.

Equicap, Inc., a Nevada Corporation (“Equicap Nevada”), was incorporated on March 13, 2002 for the purpose of entering into a merger with and redomiciling its predecessor, Equicap, Inc., a California Corporation (“Equicap California”). Effective January 25, 2005, Equicap California was merged into the Company in a statutory merger (the “Merger”). At the time of the Merger, each share of Equicap California’s no par value common stock issued and outstanding immediately prior to the Merger was, as a result of the Merger, changed into one share of Equicap Nevada’s $.001 par value common stock. At the time of the Merger, Equicap Nevada was a wholly-owned subsidiary of Equicap California.

The capital stock which the surviving corporation is authorized to issue is as follows:

Common stock	500,000,000	$.001 par value
Preferred stock	10,000,000	.001 par value

The Company has been exploring sources to obtain additional equity or debt financing. The Company has also indicated its intention to participate in one or more as yet unidentified business ventures, which management will select after reviewing the business opportunities for their profit or growth potential.

Uses of estimates in the preparation of financial statements

The preparation of financial statements in conformity with generally accepted accounting principles accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses during each reporting period. Actual results could differ from those estimates.

1	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair value of financial instruments

The fair value of the liability due to officer/stockholder is not practicable to estimate, based upon the related party nature of the underlying transactions.

Comprehensive income

Statement of Financial Accounting Standards No. 120, Reporting Comprehensive Income, establishes requirements for disclosure of comprehensive income (loss). During the years ended December 31, 2005 and 2004 the Company did not have any components of comprehensive income (loss) to report.

Net loss per share

SFAS No. 129, Earnings per Share, requires dual presentation of basic and diluted earnings or loss per share (“EPS”) for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution; diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

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

The Company accounts for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) and related interpretations. Accordingly, compensation cost for stock

1	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-based compensation (continued)

options is measured as the excess, if any, of the quoted market price of the Company’s common stock at the date of the grant over the amount an employee must pay to acquire the stock.

During the years ended December 31, 2005 and 2004, there were no stock options granted or outstanding.

Recently issued accounting pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share-Based Payment, which addresses the accounting for share-based payment transactions. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB No. 25, and generally requires instead, that such transactions be accounted and recognized in the statement of operations, based on their fair value. SFAS No. 123R will be effective for public companies that file as small business issuers as of the first interim or annual reporting period that begins after December 15, 2005. The Company has no outstanding stock options at December 31, 2005. Therefore, the initial adoption of this standard is not expected to have an impact on the Company’s financial position and results of operations.

2	STOCKHOLDERS’ DEFICIENCY

Common stock

The Company has 990,100 shares of its common stock issued and outstanding as of December 31, 2005. Dividends may be paid on outstanding shares as declared by the Board of Directors. Each share of common stock is entitled to one vote.

Preferred stock

No shares of preferred stock have been issued or are outstanding. Dividends, voting rights and other terms, rights and preferences of the preferred shares have not been designated, but may be designated by the Board of Directors from time to time.

2000 stock option plan

The Company has adopted a compensation stock option plan (the “CSO Plan”) which allows for the issuance of options to purchase up to 3,000,000 shares of stock to employees, officers, directors and consultants of the Company. The CSO Plan is not intended to qualify as an “incentive stock option plan” under Section 422 of the Internal Revenue Code. Options will be granted under the CSO Plan at exercise prices to be determined by the Board of Directors or other CSO Plan administrator. The Company will incur compensation expense to the extent that the market value of the stock at date of grant exceeds the amount the grantee is required to pay for the options. No options have been granted under the CSO Plan to date.

2	STOCKHOLDERS’ DEFICIENCY (CONTINUED)

Compensatory stock option plan

The Company has adopted the 2000 Compensatory Stock Option Plan for officers, employees, directors and advisors (the “CSO Plan”). The Company has reserved a maximum of 3,000,000 common shares to be issued upon the exercise of options granted under the CSO Plan. The CSO Plan will not qualify as an “incentive stock option” plan under Section 422 of the Internal Revenue Code of 1986, as amended. Options will be granted under the CSO Plan at exercise prices to be determined by the Board of Directors or other CSO Plan administrator. With respect to options granted pursuant to the CSO Plan, optionees will not recognize taxable income at the time of exercising an option to the extent the market price of the common stock at that time exceeds the option exercise price, and the Company must recognize a compensation expense in an amount equal to any taxable income realized by an optionee as a result of exercising the option. The CSO Plan will be administered by the Board of Directors or a committee of directors. No options have been granted or currently are anticipated to be granted under the CSO Plan.

3	INCOME TAXES

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

The Company incurred no income taxes for the years ended December 31, 2005 and 2004. The expected income tax benefit for the years ended December 31, 2005 and 2004 is approximately $7,200 and $1,800, respectively. The difference between the expected income tax benefit and non-recognition of an income tax benefit in each period is the result of a valuation allowance applied to deferred tax assets.

Net operating loss carryforwards of approximately $244,000 at December 31, 2005 are available to offset future taxable income, if any, and expire in 2025. This results in a net deferred tax asset, assuming an effective tax rate of 15% of approximately $37,000 at December 31, 2005. A valuation allowance in the same amount has been provided to reduce the deferred tax asset, as realization of the asset is not assured.

4	RELATED PARTY TRANSACTIONS

During 2005 and 2004, the Company incurred corporate, administrative and accounting fees of approximately $21,100 and $16,600 for services performed by the Company’s president and for expenses paid by the president on behalf of the Company. The Company has a payable to its president (“former shareholder”) in the amount of $97,480 at December 31, 2004, which increased to $104,945 in 2005 prior to the Agreement with Duluth Venture Capital Partners, LLC on December 13, 2005, mentioned below.

4	RELATED PARTY TRANSACTIONS (CONTINUED)

On December 13, 2005, the Company entered into an Amendatory Agreement with Duluth Venture Capital Partners, LLC (“Duluth”) with respect to an outstanding payable to the former shareholder. Duluth had purchased such accounts payable from the former shareholder. Pursuant to the Amendatory Agreement, the Company agreed to convert the accounts payable into a Convertible Promissory Note (“Note”). Upon the conversion of the former shareholder payable and other payables of $105,995 to the Note, the Company incurred additional fees payable to the former shareholder in the amount of $26,917, which was recorded in the statement of operations under the caption “Fees paid to related party”. After recording this charge, the note payable to Duluth totaled $132,912. The Note was non-interest bearing, payable on demand and convertible into 600,000 shares of Registrant common stock.

On December 28, 2005, Duluth entered into a Securities Purchase Agreement (the “Purchase Agreement”) with La Pergola Investments Ltd. (“La Pergola”), Fountainhead Investments, Inc. (“fountainhead), Gaha Ventures, LLC (“Gaha”) and G4 LLC (together with La Pergola, Fountainhead and Gaha, the (“Purchasers”), pursuant to which Duluth agreed to convert the Note and sell all of the Duluth Shares to the Purchasers for a purchase price, in the aggregate, of $492,500. The Duluth shares represent approximately 60.60% of the issued and outstanding capital stock of the Company calculated on a fully-diluted basis. In addition, on December 28, 2005, La Pergola, Fountainhead and Gaha acquired 6,333, 6,334 and 6,333 shares of Registrant’s common stock, respectively, from Sheridan Clearing Corporation.

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1
Certificate of Incorporation of the Company filed March 13, 2002, is incorporated herein by reference to Exhibit 3.1 to the Annual Report on Form 10-KSB of the Company for the fiscal year ended December 31, 2004.

3.2	Bylaws of the Company is incorporated herein by reference to Exhibit 3.2 to the Annual Report on Form 10-KSB of the Company for the fiscal year ended December 31, 2004.
4.1	Specimen common stock certificate of the Company is incorporated herein by reference to Exhibit 4.1 to the Annual Report on Form 10-KSB of the Company for the fiscal year ended December 31, 2004.
10.1	Equicap, Inc. 2000 Compensatory Stock Option Plan is incorporated herein by reference to Exhibit 10.1 to the Annual Report on Form 10-KSB of the Company for the fiscal year ended December 31, 2004.
10.2	Equicap, Inc. 2000 Employee Stock Compensation Plan is incorporated herein by reference to Exhibit 10.2 to the Annual Report on Form 10-KSB of the Company for the fiscal year ended December 31, 2004.
10.3
Securities Purchase Agreement, dated December 28, 2005, among the Company and the Purchasers who are parties thereto is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 3, 2006.

14	Code of Ethics is incorporated by reference to Exhibit 14 to the Annual Report on Form 10-KSB of the Company for the fiscal year ended December 31, 2004.
21	Description of Subsidiaries
23	Consent of Comiskey & Company, PC
31	Rule 13a-14(a)/15d-14(a) Certifications by the Principal Executive and Financial Officer
32	Section 1350 Certifications by the Principal Executive Officer and Principal Financial Officer