Form 10QSB
period 2006-03-31
EQUICAP INC
filed 2006-05-15
CIK 1006840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−QSB
(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No.: 0-31091

EQUICAP, INC.

(Exact Name of Small Business Issuer as Specified in Its Charter)

NEVADA (State or other jurisdiction of incorporation or organization)	33-0652593 (I.R.S. Employer Identification No.)

5528 Westcott Circle, Frederick, Maryland 21703

(Address of Principal Executive Offices)

(301) 717-8267

(Registrant’s Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The numbers of shares outstanding of each of the issuer’s classes of common equity, as of May 1, 2006, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	990,100

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I

ITEM 1. FINANCIAL STATEMENTS

EQUICAP, INC.

BALANCE SHEET

MARCH 31, 2006

ASSETS

TOTAL ASSETS	$0

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$24,684
Due to Stockholders	17,675
TOTAL CURRENT LIABILITIES	42,359

STOCKHOLDERS’ DEFICIENCY:
Preferred stock, no par value,
10,000,000 shares authorized
0 shares issued and outstanding	-
Common stock, no par value,
100,000,000 shares authorized
990,100 shares issued and outstanding	300,597
Additional paid-in capital	6,680
Deficit	(349,636)
TOTAL STOCKHOLDERS’ DEFICIENCY	(42,359)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$0

The accompanying notes are an integral part
of the financial statements.

EQUICAP, INC.

STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED MARCH 31,--
	2006	2005

General and administrative expenses	$28,742	$20,690

Net loss applicable to common shareholders	$(28,742)	$(20,690)

Basic and diluted net loss per common share	$(.03)	$(.05)

Weighted average number of shares outstanding	990,100	390,100

The accompanying notes are an integral part
of the financial statements.

EQUICAP, INC.

STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED MARCH 31--
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(28,742)	$(20,690)
Adjustments to reconcile net loss to net cash
used in operating activities:
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses		3,839
Decrease in franchise tax payable	11,067	(800)

Net cash used in operating activities	17,675	(17,651)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in amounts due to officer	17,675	17,651
NET CASH PROVIDED BY FINANCING ACTIVITIES	17,675	17,651

NET INCREASE (DECREASE) IN CASH	-	-

CASH - BEGINNING OF PERIOD	-	-

CASH - END OF PERIOD	-	-

The accompanying notes are an integral part
of the financial statements.

EQUICAP, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2006

1	SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Form 10-KSB for the year ended December 31, 2005.

Business description

The financial statements presented are those of Equicap, Inc. (the “Company”). The Company was incorporated under the laws of the State of California on March 1, 1995. Prior to July 1996, Equicap operated as a business development company and since that time has been inactive.

Equicap, Inc., a Nevada Corporation (“Equicap Nevada”), was incorporated on March 13, 2002 for the purpose of entering into a merger with and redomiciling its predecessor, Equicap, Inc., a California Corporation (”Equicap California”). Effective January 25, 2005, Equicap California was merged into the Company in a statutory merger (the “Merger”). At the time of the Merger, each share of Equicap California’s no par value common stock issued and outstanding immediately prior to the Merger was, as a result of the Merger, changed into one share of Equicap Nevada’s $.001 par value common stock. At the time of the Merger, Equicap Nevada was a wholly-owned subsidiary of Equicap California.

2	SIGNIFICANT ACCOUNTING POLICIES, Cont’d

The capital stock which the surviving corporation is authorized to issue is as follows:

Common stock	500,000,000	$.001 par value
Preferred stock	10,000,000	.001 par value

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

Stock Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share-Based Payment, which addresses the accounting for share-based payment transactions. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB No. 25, and generally requires instead, that such transactions be accounted and recognized in the statement of operations, based on their fair value. SFAS No. 123R will be effective for public companies that file as small business issuers as of the first interim or annual reporting period that begins after December 15, 2005. The Company has no outstanding stock options at March 31, 2006. Therefore, the adoption of this standard does not have an impact on the Company’s financial position and results of operations.

2    STOCKHOLDERS’ DEFICIENCY

Common stock

The Company has 990,100 shares of its common stock issued and outstanding as of March 31, 2006. Dividends may be paid on outstanding shares as declared by the Board of Directors. Each share of common stock is entitled to one vote.

2 STOCKHOLDERS’ DEFICIENCY, Cont’d

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

The Company incurred no income taxes for the three months ended March 31, 2006 and 2005. The expected income tax benefit for the three months ended March 31, 2006 and 2005, assuming a 15% tax rate, is approximately $4,000 and $3,000 respectively. The difference between the expected income tax benefit and non-recognition of an income tax benefit in each period is the result of a valuation allowance applied to deferred tax assets.

Net operating loss carryforwards of approximately $272,000at March 31, are available to offset future taxable income, if any, and expire in 2025. This results in a net deferred tax asset, assuming an effective tax rate of 15% of approximately $41,000 at March 31, 2006. A valuation allowance in the same amount has been provided to reduce the deferred tax asset, as realization of the asset is not assured.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion should be read in conjunction with our unaudited financial statements and the notes thereto.

Forward-Looking Statements

This quarterly report contains forward-looking statements and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words "believe," "anticipate," "expect," "estimate," “intend”, “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management's current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: a general economic downturn; a downturn in the securities markets; federal or state laws or regulations having an adverse effect on proposed transactions that we desire to effect; Securities and Exchange Commission regulations which affect trading in the securities of "penny stocks,"; and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. The accompanying information contained in this registration statement, including, without limitation, the information set forth under the heading “Management’s Discussion and Analysis or Plan of Operation -- Risk Factors" identifies important additional factors that could materially adversely affect actual results and performance. You are urged to carefully consider these factors. All forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing cautionary statement.

Overview

We are a blank check company whose plan of operation over the next twelve months is to seek and, if possible, acquire an operating business or valuable assets by entering into a business combination. We will not be restricted in our search for business combination candidates to any particular geographical area, industry or industry segment, and may enter into a combination with a private business engaged in any line of business, including service, finance, mining, manufacturing, real estate, oil and gas, distribution, transportation, medical, communications, high technology, biotechnology or any other. Management's discretion is, as a practical matter, unlimited in the selection of a combination candidate. Management will seek combination candidates in the United States and other countries, as available time and resources permit, through existing associations and by word of mouth. This plan of operation has been adopted in order to attempt to create value for our shareholders. For further information on our plan of operation and business, see PART I, Item 1 of our Annual Report on Form 10-KSB for the fiscal year ending 2005.

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

Results of Operations For Fiscal Quarter Ended March 31, 2006 Compared To March 31, 2005
During the first fiscal quarter of 2006, we had no revenues and incurred a net loss of $(28,742), as compared to a net loss of $(20,690) in the first fiscal quarter of 2005. General and administrative expenses in the first quarter of 2006 related to accounting and legal fees, franchise taxes, miscellaneous filing fees, transfer agent fees and other miscellaneous expenses, of which approximately $-0- were related party expenses. General and administrative expenses in the first quarter of 2005 related to accounting and legal fees, franchise taxes, miscellaneous filing fees, transfer agent fees, and other miscellaneous expenses, of which approximately $-0- were related party expenses. We paid no rent or salaries and had no operations during the quarter.

Liquidity and Capital Resources

We had $-0- cash on hand at the end of the first quarter of 2006 and had no other assets to meet ongoing expenses or debts that may accumulate. Since inception, we have accumulated a deficit of $349,636. As of March 31, 2006 we had accrued expenses totaling $(28,742) consisting of amounts due for professional fees.

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

Risk Factors That May Affect Future Operating Results

You should carefully consider the risks described below before making an investment decision. The risks and uncertainties described below are not the only ones facing our Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition, or results of operations could be materially adversely affected. In such case, the trading price of our common stock could decline and you could lose all or part of your investment. You should also refer to the other information about us contained in this Form 10-QSB, including our financial statements and related notes.

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

Our officers and directors may in the future be affiliated with other blank check companies having a similar business plan to that of our Company (“Affiliated Companies”) which may compete directly or indirectly with us. Certain specific conflicts of interest may include those discussed below.

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

ITEM 3. CONTROLS AND PROCEDURES

Within 90 days of the filing of this Form 10−QSB, an evaluation was carried out by Thomas W. Colligan, our President, CEO and Treasurer, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10−QSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, Mr. Colligan concluded that as of March 31, 2006, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal year covered by this report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings which are pending or have been threatened against us or any of our officers, directors or control persons of which management is aware.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

Except as may have previously been disclosed on a current report on Form 8-K or a quarterly report on Form 10-QSB, we have not sold any of our securities in a private placement transaction or otherwise during the past three years.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote or for the written consent of security shareholders, through the solicitation of proxies or otherwise, during the first fiscal quarter of 2006, and no meeting of shareholders was held.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit No.	Description

31	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

EQUICAP, INC.

Date: May 15, 2006	By:	/s/ Thomas W. Colligan
Thomas W. Colligan
Director, CEO, President and Treasurer

EXHIBIT INDEX

Exhibit No.	Description

31	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.