Form 10QSB
period 2006-06-30
EQUICAP INC
filed 2006-08-14
CIK 1006840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−QSB
(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2006

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

The numbers of shares outstanding of each of the issuer’s classes of common equity, as of August 9, 2006, are as follows:

Class of Securities	Shares Outstanding

Common Stock, $0.001 par value	990,100

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

EQUICAP, INC.

BALANCE SHEET

JUNE 30, 2006

ASSETS

TOTAL ASSETS	$0

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accounts Payable	24,747
Due to Stockholders	21,107
TOTAL CURRENT LIABILITIES	45,854

STOCKHOLDERS’ DEFICIENCY:
Preferred stock, no par value,
10,000,000 shares authorized
0 shares issued and outstanding	-
Common stock, no par value,
100,000,000 shares authorized
990,100 shares issued and outstanding	300,597
Additional paid-in capital	6,680
Accumulated Deficit	(353,131)
TOTAL STOCKHOLDERS’ DEFICIENCY	$(45,854)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$0

The accompanying notes are an integral part
of the financial statements.

EQUICAP, INC.

STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2006	2005	2006	2005

General and administrative expenses	$3,495	$5,346	$32,237	$26,036

Net loss	($3,495)	($5,346)	($32,237)	($26,036)

Basic and diluted net loss per share	$0.00	($0.01)	$(.03)	($0.07)

Weighted average shares outstanding	990,100	390,100	990,100	390,100

The accompanying notes are an integral part
of the financial statements.

EQUICAP, INC.

STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED JUNE 30
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:

NET CASH USED IN OPERATING ACTIVITIES	$(21,107)	-

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

DUE TO STOCKHOLDERS	21,107	-

CASH FLOWS FROM FINANCING ACTIVITIES	21,107	-

NET INCREASE IN CASH	-	-

CASH - BEGINNING OF PERIOD	-	-

CASH - END OF PERIOD	-	-

The accompanying notes are an integral part
of the financial statements.

EQUICAP, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2006

1      SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Form 10-KSB for the year ended December 31, 2005.

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

Uses of estimates in the preparation of financial statements

The preparation of financial statements in conformity with generally accepted accounting principles accepted in the United States of America (“GAAP”) requires management to make

1.     SIGNIFICANT ACCOUNTING POLICIES (Continued)

Uses of estimates in preparation of financial statements (Continued)

estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses during each reporting period. Actual results could differ from those estimates.

Stock Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share-Based Payment, which addresses the accounting for share-based payment transactions. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB No. 25, and generally requires instead, that such transactions be accounted and recognized in the statement of operations, based on their fair value. SFAS No. 123R will be effective for public companies that file as small business issuers as of the first interim or annual reporting period that begins after December 15, 2005. The Company has no outstanding stock options at June 30, 2006. Therefore, the adoption of this standard does not have an impact on the Company’s financial position and results of operations.

2     STOCKHOLDERS’ DEFICIENCY

Common stock

The Company has 990,100 shares of its common stock issued and outstanding as of June 30, 2006. Dividends may be paid on outstanding shares as declared by the Board of Directors. Each share of common stock is entitled to one vote.

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

The Company incurred no income taxes for the three months and six months ended June 30, 2006 and 2005. The expected income tax benefit for the three months ended June 30, 2006 and 2005, assuming a 15% tax rate, is approximately $524 and $802 respectively. The difference

3.     INCOME TAXES (Continued)

between the expected income tax benefit and non-recognition of an income tax benefit in each period is the result of a valuation allowance applied to deferred tax assets.

Net operating loss carryforwards of approximately $353,000 at June 30, are available to offset future taxable income, if any, and expire in 2026. This results in a net deferred tax asset, assuming an effective tax rate of 15% of approximately $53,000 at June 30, 2006. A valuation allowance in the same amount has been provided to reduce the deferred tax asset, as realization of the asset is not assured.

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

Operating Results For Fiscal Quarter Ended June 30, 2006 Compared To June 30, 2005

During the second fiscal quarter of 2006, we had no revenues and incurred a net loss of $3,495, as compared to a net loss of $5,346 in the second fiscal quarter of 2005. General and administrative expenses in the second quarter of 2006 related to accounting and legal fees, franchise taxes, miscellaneous filing fees, transfer agent fees and other miscellaneous expenses, of which approximately $3,495 were related party expenses. General and administrative expenses in the second quarter of 2005 related to accounting and legal fees, franchise taxes, miscellaneous filing fees, transfer agent fees, and other miscellaneous expenses, of which approximately $5,346 were related party expenses. We paid no rent or salaries and had no operations during the quarter.

Operating Results For the Six Months Ended June 30, 2006 compared to June 30, 2005

For the six months ended June 30, 2006 and 2005, we had no revenues and incurred a net loss of $32,237 and $26,036, respectively. We incurred $32,237 and $26,036, respectively, in general and administrative expenses.

Liquidity and Capital Resources

We had $-0- cash on hand at the end of the second quarter of 2006 and had no other assets to meet ongoing expenses or debts that may accumulate. Since inception, we have accumulated a deficit of $353,131. As of June 30, 2006 we had accounts payable totaling $24,747 consisting of amounts due for professional fees.

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

Cash Flow for Six months ended June 30, 2006 compared to June 30, 2005 (Unaudited)

For the six months ended June 30, 2006 and 2005, we had no operations and therefore generated
$-0- and $-0- in cash, respectively. We used $-0- and $-0-, respectively, in investing activities and we had a source (use) of $21,107 and $-0-, respectively, in financing activities, for the six months ended June 30, 2006 and 2005.

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

ITEM 3. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Financial Officer and our Chief Executive Officer, Thomas W. Colligan, of the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this report on Form 10-QSB. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and is communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of June 30, 2006, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote or for the written consent of security shareholders, through the solicitation of proxies or otherwise, during the second fiscal quarter of 2006, and no meeting of shareholders was held.

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

EQUICAP, INC.

Date: August 14, 2006	By:	/s/ Thomas W. Colligan
Thomas W. Colligan Chief Executive Officer & Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.