Form 10QSB
period 2006-09-30
EQUICAP INC
filed 2006-11-14
CIK 1006840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No.: 0-31091

EQUICAP, INC.
---------------------------------------------------
(Exact Name of Small Business Issuer as Specified in Its Charter)

NEVADA	33-0652593
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5528 Westcott Circle, Frederick, Maryland 21703	(301) 717-8267
(Address of Principal Executive Office)	(Issuer Telephone No. Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X No __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 Yes X_ No _ _

The numbers of shares outstanding of each of the issuer’s classes of common equity, as of October 31, 2006, are as follows:

Class of Securities Shares Outstanding -------------------------- ------------------------------- Common Stock, $0.001 par value 990,100

        Transitional Small Business Disclosure Format (check one): Yes ____ No_X__

EQUICAP, INC.

BALANCE SHEET

SEPTEMBER 30, 2006

ASSETS

TOTAL ASSETS	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accounts Payable	1,000
Due to Stockholders - convertible debenture	99,896
TOTAL CURRENT LIABILITIES	100,896

STOCKHOLDERS’ DEFICIENCY:
Preferred stock, no par value,
10,000,000 shares authorized
0 shares issued and outstanding	-
Common stock, no par value,
100,000,000 shares authorized
990,100 shares issued and outstanding	300,597
Additional paid-in capital	6,680
Deficit	(408,173)
TOTAL STOCKHOLDERS’ DEFICIENCY	$(100,896)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$-

See notes to financial statements

EQUICAP, INC.

STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2006	2005	2006	2005

General and administrative expenses	$51,547	$4,238	$83,784	$30,274

Net loss	(51,547)	(4,238)	(83,784)	(30,274)

Basic and diluted net loss per share	(0.05)	(0.01)	$(0.08)	(0.08)

Weighted average shares outstanding	$990,100	$390,100	$990,100	$390,100

See notes to financial statements

EQUICAP, INC.

STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED SEPTEMBER ,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:	$(99,896)	$(29,949)

NET CASH USED IN OPERATING ACTIVITIES	(99,896)	(29,949)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

DUE TO STOCKHOLDERS	99,896	29,949

CASH FLOWS FROM FINANCING ACTIVITIES	99,896	29,949

NET INCREASE IN CASH	-	-

CASH - BEGINNING OF PERIOD	-	-

CASH - END OF PERIOD	$-	$-

See notes to financial statements

EQUICAP, INC.

NOTES TO FINANCIAL STATEMENTS

SEPT 30, 2006

1.  SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Form 10-KSB for the year ended December 31, 2005.

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

1.  SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

2.  STOCKHOLDERS’ DEFICIENCY

Common stock

The Company has 990,100 shares of its common stock issued and outstanding as of September 30, 2006. Dividends may be paid on outstanding shares as declared by the Board of Directors. Each share of common stock is entitled to one vote.

Preferred stock

No shares of preferred stock have been issued or are outstanding. Dividends, voting rights and other terms, rights and preferences of the preferred shares have not been designated, but may be designated by the Board of Directors from time to time.

3.  INCOME TAXES

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

The Company incurred no income taxes for the three months and nine months ended September 30, 2006 and 2005. The expected income tax benefit for the three months ended September 30, 2006 and 2005, assuming a 15% tax rate, is approximately $7,700 and $600 respectively. The difference between the expected income tax benefit and non-recognition of an income tax benefit in each period is the result of a valuation allowance applied to deferred tax assets.

Net operating loss carryforwards of approximately $408,000 at September 30, are available to offset future taxable income, if any, and expire in 2026. This results in a net deferred tax asset, assuming an effective tax rate of 15% of approximately $61,000 at September 30, 2006. A valuation allowance in the same amount has been provided to reduce the deferred tax asset, as realization of the asset is not assured.

4.  LOANS PAYABLE - SHAREHOLDERS

During the quarter ended September 30, 2006, shareholders made additional loans to the Company aggregating $78,789. When combined with prior period shareholder loans of $21,107 which had been accrued through June 30, 2006, total aggregate shareholder loans at September 30, 2006 were $99,896. On September 30, 2006, the Company issued Convertible Notes bearing an aggregate face value of $99,896 to the shareholders who had advanced funds to the Company.

5.  CONVERTIBLE NOTES

On September 30, 2006, the Company issued Convertible Notes in the aggregate initial face amount of $99,896 (“Convertible Notes”) to certain shareholders who had advanced funds to the Company. By its terms, the indebtedness evidenced by the Convertible Notes, together with interest at a rate of 3% per annum, is due and payable on December 31, 2006 (“Maturity Date”). The Convertible Note is convertible by its holders at any time prior to the Maturity Date into a number of shares of the Company’s common stock to be determined by the Company’s board of directors.

6.  GOING CONCERN

The accompanying financial statements included above contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. As a result of the factors described below, there is substantial doubt that the Company will be able to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Operating Results For Fiscal Quarter Ended September 30, 2006 Compared To September, 30, 2005

During the third fiscal quarter of 2006, we had no revenues and incurred a net loss of $51,547, as compared to a net loss of $4,238 in the third fiscal quarter of 2005. General and administrative expenses in the third quarter of 2006 related to accounting and legal fees, franchise taxes, miscellaneous filing fees, transfer agent fees and other miscellaneous expenses. General and administrative expenses in the third quarter of 2005 related to accounting and legal fees, franchise taxes, miscellaneous filing fees, transfer agent fees, and other miscellaneous expenses. We paid no rent or salaries and had no operations during the quarter. The significant increase in expenses for the quarter ended September 30, 2006 comprised consulting and professional fees in the amount of approximately $48,500 related to a potential business combination which the Company did not ultimately consummate.

Operating Results For the Nine Months Ended September 30, 2006 compared to September 30, 2005

For the nine months ended September 30, 2006 and 2005, we had no revenues and incurred a net loss of $83,784 and $30,274, respectively. We incurred $83,784 and $30,274, respectively, in general and administrative expenses. The significant increase in expenses for the nine months ended September 30, 2006 comprised consulting and professional fees in the amount of approximately $48,500 related to a potential business combination which the Company did not ultimately consummate.

Liquidity and Capital Resources

We had $-0- cash on hand at the end of the third quarter of 2006 and had no other assets to meet ongoing expenses or debts that may accumulate. Since inception, we have accumulated a deficit of $408,173. As of September 30, 2006 we had accounts payable totaling $1,000 consisting of amounts due for professional fees.

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

During the quarter ended September 30, 2006, shareholders made additional loans to the Company aggregating $78,789. When combined with prior period shareholder loans of $21,107 which had been accrued through June 30, 2006, total aggregate shareholder loans at September 30, 2006 were $99,896. On September 30, 2006, the Company issued a Convertible Notes bearing an aggregate face value of $99,896 to the shareholders who had advanced funds to the Company. On September 30, 2006, the Company issued a Convertible Notes in the aggregate initial face amount of $99,896 (“Convertible Notes”) to certain shareholders who had advanced funds to the Company. By its terms, the indebtedness evidenced by the Convertible Notes, together with interest at a rate of 3% per annum, is due and payable on December 31, 2006 (“Maturity Date”). The Convertible Note is convertible by its holders at any time prior to the Maturity Date into a number of shares of the Company’s common stock to be determined by the Company’s board of directors. .A copy of the Convertible Note is appended as exhibit 4.1 hereto and is incorporated by reference.

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

Cash Flow for Nine months ended September 30, 2006 compared to September 30, 2005 (Unaudited)

For the nine months ended September 30, 2006 and 2005, we had no operations and therefore generated $-0- and $-0- cash, respectively. We used $-0- and $-0-, respectively, in investing activities and we had a source (use) of $99,896 and $29,949 respectively, in financing activities, for the nine months ended September 30, 2006 and 2005.

Going Concern

Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial statements for the period ended December 31, 2005, relative to our ability to continue as a going  concern.  We had negative working capital of $100,896 as of September 30, 2006, we had an accumulated deficit of $408,173 incurred  through  September 30, 2006 and recorded a losses of $83,784 and $30,274 for the nine months ended September 30, 2006 and 2005, respectively.   The going concern opinion issued by our auditors means that there is substantial doubt that we can continue as an ongoing business for 12 month period ending December 31, 2006 and thereafter. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

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

ITEM 3. CONTROLS AND PROCEDURES

Within 90 days of the filing of this Form 10−QSB, an evaluation was carried out by Thomas C. Colligan, our President, CEO and Treasurer, of the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this report on Form 10-QSB. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and is communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, Mr. Colligan concluded that as of September 30, 2006, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote or for the written consent of security shareholders, through the solicitation of proxies or otherwise, during the third fiscal quarter of 2006, and no meeting of shareholders was held.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit No.	Description

4.1	Convertible Debenture

31.1	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

EQUICAP, INC.

Date: November 14, 2006
By: /s/ Thomas W. Colligan
Thomas W. Colligan
Chief Executive Officer & Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

4.1	Convertible Note

31.1	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 4.1

LOAN AGREEMENT AND CONVERTIBLE PROMISSORY NOTE

THIS LOAN AGREEMENT AND CONVERTIBLE PROMISSORY NOTE, dated as of September 30, 2006 (the “Note”), between EQUICAP, INC., a Nevada Corporation (the "Maker"), having an address at 5528 Westcott Circle, Frederick, MD 21703 and Fountainhead Capital Partners Limited (the "Payee"), having an address at c/o Jordans (C.I.) Limited, Portman House, Hue Street, St. Helier, Jersey JE4 5RP. Each of the Maker and the Payee are referred to herein as a “Party”, and collectively as the “Parties.”

WHEREAS, as of September 30, 2006, Payee had advanced funds to the Maker in the total amount of $99,896.00 (the “Loans”) for its corporate purposes, on the terms and conditions set forth therein; and

WHEREAS, the Parties desire to evidence the amount due thereunder by this Loan Agreement and Convertible Promissory Note (“Note”) which shall accrue interest at a rate of 3% per annum.

NOW THEREFORE, in consideration of the premises, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto hereby agree as follows:

1. The Maker, unconditionally promises to pay to the order of the Payee, the principal sum of the Loans together with accrued interest thereon from the date of issuance hereof. The Maker further agrees to pay all costs of collection, including reasonable attorneys' fees, incurred by the Payee or by any other holder of this Note in any action to collect this Note, whether or not suit is brought.

3. Principal and accrued interest shall be payable on December 31, 2006. Maker shall have the right at any time to prepay, in whole or in part, the principal and accrued interest without penalty upon fifteen (15) days prior written notice to the Payee.

4. The amounts due hereunder are payable without deduction or offset in lawful money of the United States of America in immediately available funds to the Payee at its address as set forth above, or at such other place as the holder of this Note shall from time to time designate.

5. It shall be an event of default (“Event of Default”), and the then unpaid portion of this Note shall become immediately due and payable, at the election of Payee, upon the occurrence of any of the following events:

(a) any failure on the part of Maker to make any payment hereunder when due, whether by acceleration or otherwise;

(b) Maker shall commence (or take any action for the purpose of commencing) any proceeding under any bankruptcy, reorganization, arrangement, readjustment of debt, moratorium or similar law or statute; or

(c) a proceeding shall be commenced against Maker under any bankruptcy, reorganization, arrangement, readjustment of debt, moratorium or similar law or statute and relief is ordered against Maker, or the proceeding is controverted but is not dismissed within sixty (60) days after the commencement thereof.

6. The principal balance of this Note and all accrued interest hereunder shall be convertible, in whole or in part, into shares of the Maker’s common stock in the manner described below at the option of the Payee or other holder hereof at any time prior to maturity, upon ten (10) days advance written notice to the Maker. The number of shares of the Maker’s common stock issuable upon such conversion shall be determined by the Board of Directors of the Company based on what it determines the fair market value of the Company is at the time of such conversion. Upon conversion, this Note shall be canceled and a replacement note on identical terms shall be promptly issued by the maker to the holder hereof to evidence the remaining outstanding principal amount hereof as of the date of the conversion, if applicable. In the event of a stock-split, combination, stock dividend, recapitalization of the Maker or similar event, the conversion price and number of shares issuable upon conversion shall be equitably adjusted to reflect the occurrence of such event.

7. No failure on the part of the Payee or any other holder of this Note to exercise and no delay in exercising any right, remedy or power hereunder or under any other document or agreement executed in connection herewith shall operate as a waiver thereof, nor shall any single or partial exercise by the Payee or any other holder of this Note of any right, remedy or power hereunder preclude any other or future exercise of any other right, remedy or power.

8. This Note shall be binding upon the Maker and the Maker’s successors and assigns.

9. This Note shall be governed by and construed in accordance with the laws of the State of New York, excluding the conflicts of laws principles thereof.

10. In the event that any one or more of the provisions of this Note shall for any reason be held to be invalid, illegal or unenforceable, in whole or in part, or in any respect, or in the event that any one or more of the provisions of this Note shall operate, or would prospectively operate, to invalidate this Note, then, and in any such event, such provision or provisions only shall be deemed null and void and of no force or effect and shall not affect any other provision of this Note, and the remaining provisions of this Note shall remain operative and in full force and effect, shall be valid, legal and enforceable, and shall in no way be affected, prejudiced or disturbed thereby.

11. All agreements between Maker and Payee are hereby expressly limited so that in no event whatsoever, whether by reason of deferment in accordance with this Note or under any agreement or by virtue of acceleration or maturity of the Note, or otherwise, shall the amount paid or agreed to be paid to the Payee hereunder or to compensate Payee for damages to be suffered by reason of a late payment hereof, exceed the maximum permissible under applicable law. If enforcement of any provision hereof at the time performance of such provision shall be due, shall exceed the limit of validity prescribed by law, the relevant obligations to be fulfilled shall be deemed reduced to the limit of such validity. This provision shall never be superseded or waived and shall control every other provision of all agreements among Maker and Payee.

12. Subject to applicable federal and state securities laws, the Payee may assign this Note without first obtaining the consent of the Maker.

13. Subject to the applicable cure periods contained herein, time is of the essence of this Note.

14. EXCEPT AS OTHERWISE SPECIFICALLY PROVIDED HEREIN, THE MAKER, AND ALL OTHERS THAT MAY BECOME LIABLE FOR ALL OR ANY PART OF THE OBLIGATIONS EVIDENCED BY THIS NOTE, HEREBY WAIVES PRESENTMENT, DEMAND, NOTICE OF NONPAYMENT, PROTEST AND ALL OTHER DEMANDS AND NOTICES IN CONNECTION WITH THE DELIVERY, ACCEPTANCE, PERFORMANCE OR ENFORCEMENT OF THIS NOTE, AND DOES HEREBY CONSENT TO ANY NUMBER OF RENEWALS OR EXTENSIONS OF THE TIME OF PAYMENT HEREOF AND AGREE THAT ANY SUCH RENEWALS OR EXTENSIONS MAY BE MADE WITHOUT NOTICE TO ANY SUCH PERSONS AND WITHOUT AFFECTING THEIR LIABILITY HEREIN AND DO FURTHER CONSENT TO THE RELEASE OF ANY PERSON LIABLE WITH RESPECT TO FAILURE TO GIVE SUCH NOTICE, (ALL WITHOUT AFFECTING THE LIABILITY OF THE OTHER PERSONS, FIRMS, OR CORPORATIONS LIABLE FOR THE PAYMENT OF THIS NOTE).

15. TO THE FULLEST EXTENT PERMITTED BY APPLICABLE LAW, THE MAKER HEREBY KNOWINGLY AND VOLUNTARILY WAIVES TRIAL BY JURY AND THE RIGHT THERETO IN ANY ACTION OR PROCEEDING OF ANY KIND ARISING UNDER OR OUT OF OR OTHERWISE RELATED TO OR CONNECTED WITH THIS NOTE OR ANY RELATED DOCUMENT.

IN WITNESS WHEREOF, each of the undersigned has duly executed this Amended and Restated Loan Agreement and Convertible Promissory Note on the date first above written.

EQUICAP, INC.

By:	/s/ Thomas C. Colligan
Thomas C. Colligan
President

Exhibit 31.1
Certification of Principal Executive and Financial Officer

I, Thomas W. Colligan, certify that:

1. I have reviewed this Quarterly Report on Form 10-QSB of Equicap, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

a.
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.
Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c.
Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

a.
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: November 14, 2006

/s/ Thomas W. Colligan
Thomas W. Colligan,
Chief Executive Officer & Chief Financial Officer

Exhibit 32.1
Section 1350 Certifications

STATEMENT FURNISHED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned is the Chief Executive and Financial Officer of Equicap, Inc. This Certification is made pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies the Quarterly Report on Form 10-QSB of Equicap, Inc. for the fiscal quarter ended September 30, 2006

The undersigned certifies that such 10-QSB Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in such 10-QSB Report fairly presents, in all material respects, the financial condition and results of operations of Equicap, Inc. as of September 30, 2006

This Certification is executed as of November 14, 2006.

By: /s/Thomas W. Colligan
-----------------------------------------
Thomas W. Colligan
Chief Executive Officer and Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to us, Inc. and will be retained by Equicap, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.