Form 10KSB
period 2006-12-31
EQUICAP INC
filed 2007-02-23
CIK 1006840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−KSB

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d)of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No o

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒    No ☐

State issuer's revenues for its most recent fiscal year: $0

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of January 31, 2007 was not determinable.

The number of shares of the registrant's common stock outstanding as of January 31, 2007:  990,100 shares.

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

ITEM 1. DESCRIPTION OF BUSINESS.

Background

Reincorporation

Equicap, Inc., a Nevada corporation was incorporated on March 13, 2002, for the purpose of entering into a merger with and redomiciling its predecessor, Equicap, Inc., a California corporation ("Equicap California"). Effective January 25, 2005, Equicap California was merged with and into Equicap in a statutory merger (the "Merger"). At the effective time of the Merger, each share of Equicap California common stock issued and outstanding immediately prior to the Merger was as a result of the Merger changed into one share of Equicap common stock. At the time of the Merger, Equicap was a wholly owned subsidiary of Equicap California. Because the Merger was consummated for the sole purpose of changing Equicap California's domicile from California to Nevada, management believes that the Merger did not constitute a "sale" within the meaning of Section 5 of the Securities Act of 1933, as amended. Accordingly, each share of Equicap common stock now issued and outstanding continues to have the same status and to be subject to the same restrictions and limitations, if any, as they were subject prior to the Merger. The Merger was effected due to management's belief that Nevada law is more advantageous to a corporation than California law. The Merger did not relate to a change of control or other transaction. Equicap has no assets, modest liabilities and has been essentially inactive since its inception, except for organizational activities. Equicap owns no real estate and has no full time employees, and it will have no operations of its own unless and until it engages in one or more of the activities described below under this ITEM 1. Equicap is a blank check company which intends to enter into a business combination with one or more as yet unidentified privately held businesses.

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

December 2005 Change of Control Transaction

On December 28, 2005, Duluth Venture Capital Partners, LLC (Duluth), the then owner of a convertible note that was convertible into 600,000 shares of our common stock, converted the note and immediately sold the underlying 600,000 shares (constituting approximately 60.6% of our issued and outstanding equity interests and voting rights) to certain purchasers. In addition, on December 28, 2005, the purchasers acquired an additional 19,000 shares of the Company’s Common Stock, respectively, from a third party. Following these transactions, the purchasers held 619,000 of a total of 991,100 issued and outstanding shares or approximately 62.5%. The sale resulted in a change in control of the Company.

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

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote or for the written consent of security shareholders during the fourth quarter of our fiscal year ended December 31, 2006, and no meeting of shareholders was held.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company became subject to Securities Exchange Act Reporting Requirements in July 2000. The symbol "EQPI": was assigned for our securities. There is a very limited trading market for our stock. During calendar year 2006, approximately 3,466 shares of our stock traded on the OTCBB with a high price of $1.25 and a low price of $0.60. There can be no assurance that a highly-liquid market for our securities will ever develop. The last trade was 100 shares at $1.25 per share on November 28, 2006. There currently is no liquid public market for our common stock, and no assurance can be given that a liquid public market will develop or that a shareholder will ever be able to liquidate his investment without considerable delay, if at all. If a market should develop, the price may be highly volatile. Unless and until our common shares are quoted on the NASDAQ system or listed on a national securities exchange, it is likely that the common shares will be defined as "penny stocks" under the Exchange Act and SEC rules thereunder. The Exchange Act and penny stock rules generally impose additional sales practice and disclosure requirements upon broker-dealers who sell penny stocks to persons other than to certain "accredited investors" (generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 jointly with spouse) or in transactions not recommended by the broker-dealer.

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

Common Stock

Our Certificate of Incorporation, as amended, authorizes 500,000,000 shares of common stock, $0.001 par value. As of January 31, 2007, we had 990,100 shares outstanding, which were held by approximately 400 stockholders of record.

Preferred Stock

Our Certificate of Incorporation, as amended, authorizes 10,000,000 shares of blank check Preferred Stock, $0.001 par value. As of January 31, 2007, no shares of preferred stock were outstanding.

Holders

We have approximately 400 shareholders of record. We have 990,100 common shares issued and outstanding, of which (i) 74,043 shares are unrestricted and not held by affiliates and (ii) 916,057 shares are restricted but subject to Rule 144.

Market

Our common stock has only a limited number of shares which are the subject of bid and ask quotation on the OTC Bulletin Board maintained by the National Association of Securities Dealers, Inc. During calendar year 2006, there were only two transactions in our stock for a total of 3,466 shares traded. A more active trading market is not expected to arise (if one ever arises), unless and until we successfully complete a business combination. No shareholder has entered into a lock-up or similar agreement as to his common shares.

Dividend Policy

We have not declared or paid any dividends on its common stock to date. Management anticipates that any future earnings will be retained as working capital and used for business purposes. Accordingly, it is unlikely that we will declare or pay any such dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

The following table discloses information as of December 31, 2006 with respect to compensation plans (including individual compensation arrangements), if any, under which our equity securities are authorized for issuance.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders
2000 Employee Stock Compensation Plan	0	N/A	2,000,000
2000 Compensatory Stock Option Plan	0	N/A	3,000,000

Equity compensation plans not approved by security holders
NONE	N/A	N/A	N/A

Total	0	-	5,000,000

Registrar and Transfer Agent

Our registrar and transfer agent is Executive Registrar & Transfer, Inc., 3615 South Huron Street, Englewood, California 80110; telephone (303) 783-9055.

Recent Sales of Unregistered Securities

None.

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

Results of Operations

Fiscal Year ended December 31, 2006 compared to December 31, 2005

For the year ended December 31, 2006, we had no revenues and incurred a net loss of $91,828, as compared to a net loss of $47,999 for the year ended December 31, 2005. General and administrative expenses in 2006 related to costs incurred in connection with the review and analysis or potential transactions, accounting and legal fees, franchise taxes, miscellaneous filing fees, transfer agent fees and other miscellaneous expenses, none of which were related party expenses. General and administrative expenses in 2005 related to accounting and legal fees, franchise taxes, miscellaneous filing fees, transfer agent fees, and other miscellaneous expenses.

Liquidity and Capital Resources

We had no cash on hand at December 31, 2006 and had no other assets to meet ongoing expenses or debts that may accumulate. As of such date, we have accumulated a deficit of $412,722. As of December 31, 2006 we had accrued expenses totaling $4,800 primarily consisting of amounts due for professional fees.

We have no commitment for any capital expenditure and foresee none. However, we will incur routine fees and expenses incident to our reporting duties as a public company, and we will incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event we make an acquisition or attempt but are unable to complete an acquisition. Our cash requirements for the next twelve months are relatively modest, principally accounting expenses and other expenses relating to making filings required under the Securities Exchange Act of 1934 (the "Exchange Act"), which should not exceed $25,000 in the fiscal year ending December 31, 2007. Any travel, lodging or other expenses which may arise related to finding, investigating and attempting to complete a combination with one or more potential acquisitions could also amount to thousands of dollars.

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

Inflation

We believe that inflation has not had a material impact on our results of operations for the years ended December 31, 2006 or December 31, 2005.

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

ITEM 7. FINANCIAL STATEMENTS.

Our consolidated financial statements for the fiscal years ended December 31, 2006 and 2005, and the reports thereon of Paritz & Company, PA, are included in this annual report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On February 27, 2006, Paritz & Company, PA (Paritz) was appointed as our independent auditor for the fiscal year ended December 31, 2005. At such time, Comiskey & Company, PC was dismissed as our independent auditor. The decision to change auditors was approved by our Board of Directors on February 27, 2006. Paritz audited the Company’s financial statements for the fiscal year ended December 31, 2005 and December 31, 2006, neither of these reports on the Company’s financial statements contained an adverse opinion, disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles, although the opinion related to the fiscal years ended December 31, 2006 did contain a “going concern” opinion by the Company’s independent auditor, Paritz & Co., PA.

During our most recent completed fiscal year and during the subsequent periods or the Reporting Periods, with respect to the financial statements, there were no disagreements with Paritz on any matter of accounting principals or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Paritz, would have caused it to make reference to the subject matter of the disagreements in connection with its report with respect to the financial statements of the Reporting Periods.

ITEM 8A. CONTROLS AND PROCEDURES.

Within 90 days of the filing of this Form 10−QSB, an evaluation was carried out by Thomas W. Colligan, our President, CEO and Treasurer, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10−QSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, Mr. Colligan concluded that as of December 31, 2006, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal year covered by this report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

None.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Our directors and officers as of January 31, 2007, are:

Name	Age	Position(s) with the Company
Thomas W. Colligan	36	Director, Chief Executive Officer, President, Treasurer and Secretary

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

Code of Ethics

On May 6, 2004, our board of directors adopted a code of ethics that its principal financial officer, principal accounting officer or controller and any person who may perform similar functions is subject to. We have previously filed the code of ethics as an exhibit to Form 10−KSB.

ITEM 10. EXECUTIVE COMPENSATION.

Compensation of Executive Officers

The following table sets forth information concerning the compensation of executive officers for the fiscal years ended December 31, 2006, 2005 and 2004. Such officers are sometimes collectively referred to below as the "Named Officers."

None of the Named Officers received any form of non-cash compensation from us in the fiscal years ended December 31, 2006, 2005 or 2004. We may, once we are operational, implement employee benefits that will be generally available to all employees and subsidiary employees, including medical, dental and life insurance benefits and a 401(k) retirement savings plan.

Summary Compensation Table

	Annual Compensation				Long-Term Compensation
					Awards		Payouts
Name and Principal Position	Year (1)	Salary ($)	Bonus (2)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options/SARs	LTIP Payouts	All Other Compensation
Stephen M. Siedow (1)	2005	$-0-	—	—	—	—	—	—
Chairman, CEO,	2004	$-0-	—	—	—	—	—	—
President & Treasurer

Thomas W. Colligan (2)	2006	$-0-	—	—	—	—	—	—
Chairman, CEO,	2005	—	—	—	—	—	—	—
President & Treasurer	2004	—	—	—	—	—	—	—

(1) On December 28, 2005, Stephen M. Siedow resigned from all offices that he held with us, effective as of that date, and as our sole director, effective as of January 15, 2006. Mr. Siedow, who was our only officer and director prior to December 28, 2005, did not accrue and did not receive any compensation for his services performed during the past three calendar years.

(2) On December 28, 2005, Thomas W. Colligan was appointed as our new director, and as our Chief Executive Officer, President, Treasurer and Secretary, effective immediately. Mr. Colligan has not received any compensation from us.

Option Grants in Last Fiscal Year

The following table sets forth the grant of stock options, if any, made during the year ended December 31, 2006 to the persons named in the Summary Compensation Table:

Name	Number of Securities Underlying Options/SARs Granted	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise of Base Price ($/Sh)	Expiration Date
Stephen M. Siedow	None	N/A	N/A	N/A
Thomas W. Colligan	None	N/A	N/A	N/A

Aggregated Option/SAR Exercises in Last Fiscal Year
and Fiscal-Year-End Option/SAR Values

The following table sets forth information with respect to unexercised stock options, if any, held by the persons named in the Summary Compensation Table at December 31, 2006. No stock options were exercised in 2006 by those persons.

		Number of Securities Underlying Unexercised Options/SARs at FY-End (#)	Value of Unexercised In-the-Money Options/SARs at FY-End ($)
Name	Shares Acquired on Exercise	Value Realized ($)	Exercisable/ Unexercisable	Exercisable/ Unexercisable
Stephen M. Siedow	None	N/A	N/A	N/A
Thomas W. Colligan	None	N/A	N/A	N/A

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

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors, and person who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on its review of the copies of such forms received by us, we believe that during the year ended December 31, 2006, all such filing requirements applicable to its officers and directors were complied with.

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

(3)	Based on 990,100 shares of our common stock that are outstanding after the consummation of the Securities Purchase Agreement.

(4)	La Pergola Investments, LLC. is controlled by David Cantor.

(5)	Fountainhead Investments, Inc. is controlled by Peter Zachariou.

(6)	Gaha Ventures, LLC. is controlled by Jodi Kirsch.

(7)	G4, LLC is controlled by Virginia Casadonte

(8)	Consists of 1 person--Thomas W. Colligan.

Despite not having received any compensation and not having otherwise engaged in any transactions involving the acquisition or disposition of assets with Equicap, the current officers and directors of Equicap may be deemed to be "promoters" and "founders" of Equicap.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Except as described in the following paragraphs, none of our directors or officers, nor any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to the our outstanding shares, nor any of our promoters, nor any relative or spouse of any of the foregoing persons has any material interest, direct or indirect, in any transaction for the past two years or in any presently proposed transaction which, in either case, has affected, or will materially affect the Company. None of our directors or officers is indebted to the Company.

During 2005 and 2004, the Company incurred corporate, administrative and accounting fees of approximately $47,999 and $15,600 for services performed by our president and for expenses paid by him on behalf of the Company. We had a payable to our president in the amount of $0 and $97,480 at December 31, 2005 and 2004, respectively.

On December 13, 2005, we entered into an Amendatory Agreement with Duluth Venture Capital Partners, LLC (Duluth), with respect to $132,912 in accounts payable owed by the Company. Duluth had purchased such accounts payable from our former sole officer and director, Stephen M. Siedow. The accounts payable reflect amounts advanced by Mr. Siedow for accounting, legal and other expenses of the Company. Pursuant to the Amendatory Agreement, we agreed to convert the accounts payable into a Convertible Promissory Note (the “Note”). The Note was non-interest bearing, payable on demand and convertible into 600,000 shares of our common stock.  On December 28, 2005, Duluth converted the Note into 600,000 shares of  our common stock.  These shares were sold on the same date, pursuant to a Securities Purchase Agreement, to La Pergola Investments Ltd., Fountainhead Investments, Inc., Gaha Ventures, LLC and G4, LLC.

During the fiscal year ended December 31, 2006, Fountainhead Capital Partners Limited (“FHCP”), a company affiliated with certain of our shareholders, made loans to the Company aggregating $99,896. On September 30, 2006, the Company issued a Convertible Note bearing an aggregate face value of $99,896 to FHCP “Convertible Note”). The indebtedness evidenced by the Convertible Note, together with interest at a rate of 3% per annum, which was originally due and payable on December 31, 2006 (“Maturity Date”). On December 31, 2006, the Maturity Date was extended to December 31, 2007. The Convertible Note is convertible by its holder at any time prior to the Maturity Date into a number of shares of the Company’s common stock to be determined by the Company’s board of directors.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for each of the fiscal years ended December 31, 2006 and 2005 for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $3,000 and $3,133, respectively.

Audit Related Fees

None

Tax Fees

The aggregate fees billed for each of the fiscal years ended December 31, 2006 and 2005 for professional services rendered by the principal accountant for the preparation of the registrant's annual tax returns were $0 and $350, respectively.

All Other Fees

None

Pre-Approval Policies And Procedures

On February 27, 2006 our board of directors adopted resolutions in accordance with the Sarbanes−Oxley Act of 2002 requiring pre−approval of all auditing services and all audit related, tax or other services not prohibited under Section 10A(g) of the Securities Exchange Act of 1934, as amended to be performed for us by our independent auditors, subject to the de minimus exception described in Section 10A(i)(1)(B) of the Exchange Act. On September 30, 2006, our board of directors approved resolutions which authorized our independent auditors to perform audit services required in connection with the annual audit relating to the fiscal year ended December 31, 2006 and the quarterly reviews for the subsequent fiscal quarters of 2007 through the review for the quarter ended September 30, 2007, at which time additional pre-approvals for any additional services to be performed by Equicap's auditors would be sought from the Board. Previously, Equicap's board of directors had also appointed and authorized Thomas W. Colligan to grant pre-approvals of other audit, audit-related, tax and other services requiring board approval to be performed for Equicap by our independent auditors, provided that the designee, following any such pre-approvals, thereafter reports the pre-approvals of such services at the next following regular meeting of the Board.

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-KSB to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: February 23, 2007

Equicap, Inc.

By: /s/ Thomas W. Colligan
Thomas W. Colligan
Director, CEO, President and Treasurer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas W. Colligan	Director, CEO, President and Treasurer	February 23, 2007
Thomas W. Colligan

Paritz & Company, P.A.	15 Warren Street, Suite 25 Hackensack, New Jersey 07601 (201)342-7753 Fax: (201) 342-7598 E-Mail: paritz @paritz.com
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Equicap, Inc.

We have audited the accompanying balance sheet as of December 31, 2006 and December 31, 2005 and the related statements of operations, changes in stockholders’ deficiency and cash flows for the years ended December 31, 2006 and December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statement referred to above presents fairly, in all material respects, the financial position of Equicap, Inc. as of December 31, 2006 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring net losses and as of December 31, 2006 its current liabilities and total liabilities exceeded its current assets and total assets by $105,445. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Hackensack, New Jersey
February 21, 2007

EQUICAP, INC.
BALANCE SHEET
December 31, 2006

ASSETS

TOTAL ASSETS	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accounts Payable/Accrued expenses	$4,800
Interest Payable	749
Convertible Note Payable- Stockholders	99,896

TOTAL CURRENT LIABILITIES	105,445

STOCKHOLDERS’ DEFICIENCY:
Common stock, $.001 par value,
500,000,000 shares authorized
990,100 shares issued and outstanding	990
Additional paid-in capital	306,287
Accumulated deficit	(412,722)

TOTAL STOCKHOLDERS’ DEFICIENCY	(105,445)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$-

See notes to financial statements

EQUICAP, INC.
STATEMENTS OF OPERATIONS

	YEAR ENDED DECEMBER 31,
	2006	2005

General and administrative expenses	$91,079	$21,082
Fees paid to related party	-	26,917
Total Operating Expenses	91,079	47,999

Interest Expense	749	-
Net loss applicable to common shareholders	$91,828	$47,999

Basic and diluted net loss per common share	$(0.09)	$(0.12)

Weighted average number of shares outstanding	990,100	395,032

See notes to financial statements

EQUICAP, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

	COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED
	SHARES	AMOUNT	CAPITAL	DEFICIT
BALANCE - JANUARY 1, 2004	390,100	$167,685	$6,680	$(260,746)

NET LOSS	-	-	-	(12,149)

BALANCE - DECEMBER 31, 2004	390,100	167,685	6,680	(272,895)

NET LOSS	-	-	-	(47,999)

CONVERSION OF NOTE PAYABLE	600,000	132,912	-	-

BALANCE - DECEMBER 31, 2005	990,100	300,597	6,680	(320,894)

NET LOSS	-	-	-	(91,828)

BALANCE - DECEMBER 31, 2006	$990,100	$300,597	$6,680	$(412,722)

 See notes to financial statements

EQUICAP, INC.
STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(91,828)	$(47,999)
Adjustments to reconcile net loss to net cash used in operating activities:
Operating expenses paid by related party	-	26,917
Changes in operating assets and liabilities:
Increase (dec) accounts payable/accrued exp.	(8,817)	13,617
Increase in Interest Payable	749	-
NET CASH USED IN OPERATING ACTIVITIES	(99,896)	(7,465)

CASH FLOWS FROM FINANCING ACTIVITIES
Convertible Note Payable- Stockholder	99,986	7,465
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-
NET INCREASE IN CASH AND CASH - END OF YEAR	$-	$-

See notes to financial statements

EQUICAP, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

1	SIGNIFICANT ACCOUNTING POLICIES

Business description

The financial statements presented are those of Equicap, Inc., a Nevada corporation (the “Company”). The Company was incorporated on March 13, 2002 for the purpose of entering into a merger with and redomiciling its predecessor, Equicap, Inc., a California Corporation (“Equicap California”). Equicap California was incorporated under the laws of the State of California on March 1, 1995. Effective January 25, 2005, Equicap California was merged into the Company in a statutory merger (the “Merger”). At the time of the Merger, each share of Equicap California’s no par value common stock that was issued and outstanding immediately prior to the Merger was, as a result of the Merger, exchanged for one share of the Company’s $.001 par value common stock.

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

Comprehensive income

Statement of Financial Accounting Standards No. 120, Reporting Comprehensive Income, establishes requirements for disclosure of comprehensive income (loss). During the years ended December 31, 2006 and 2005 the Company did not have any components of comprehensive income (loss) to report.

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

1	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-based compensation (continued)

During the years ended December 31, 2006 and 2005, there were no stock options granted or outstanding.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share-Based Payment, which addresses the accounting for share-based payment transactions. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB No. 25, and generally requires instead, that such transactions be accounted and recognized in the statement of operations, based on their fair value. SFAS No. 123R will be effective for public companies that file as small business issuers as of the first interim or annual reporting period that begins after December 15, 2005. The Company has no outstanding stock options at December 31, 2006. Therefore, the initial adoption of this standard is not expected to have an impact on the Company’s financial position and results of operations.

2	STOCKHOLDERS’ DEFICIENCY

Common stock

The Company has 990,100 shares of its common stock issued and outstanding as of December 31, 2006. Dividends may be paid on outstanding shares as declared by the Board of Directors. Each share of common stock is entitled to one vote.

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

The Company incurred no income taxes for the years ended December 31, 2006 and 2005. The expected income tax benefit for the years ended December 31, 2006 and 2005 is approximately $13,774 and $7,200, respectively. The difference between the expected income tax benefit and non-recognition of an income tax benefit in each period is the result of a valuation allowance applied to deferred tax assets.

Net operating loss carryforwards of approximately $412,722 at December 31, 2006 are available to offset future taxable income, if any, and expire in 2026. This results in a net deferred tax asset, assuming an effective tax rate of 15% of approximately $61,908 at December 31, 2006. A valuation allowance in the same amount has been provided to reduce the deferred tax asset, as it is more likely than not that this asset will be realized.

4	CONVERTIBLE NOTE PAYABLE- STOCKHOLDERS

During the fiscal year ended December 31, 2006, Fountainhead Capital Partners Limited (“FHCP”), a company affiliated with certain of the Company’s shareholders, made loans to the Company aggregating $99,896. On September 30, 2006, the Company issued a Convertible Note bearing an aggregate face value of $99,896 to FHCP “Convertible Note”). The indebtedness evidenced by the Convertible Note, together with interest at a rate of 3% per annum, was due and payable on December 31, 2006 (“Maturity Date”). On December 31, 2006, the Maturity Date was extended to December 31, 2007. The Convertible Note is convertible by its holder at any time prior to the Maturity Date into a number of shares of the Company’s common stock to be determined by the Company’s board of directors.

5	RELATED PARTY TRANSACTIONS

During 2005, the Company incurred corporate, administrative and accounting fees of approximately $21,100 for services performed by the Company’s then-president and for expenses paid by the president on behalf of the Company

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