Form 10QSB
period 2007-03-31
EQUICAP INC
filed 2007-05-14
CIK 1006840

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to _____

Commission file number: 000-31091

Equicap, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	33-0652593
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

10510 Hillsboro Road
Santa Ana, California	92705
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (904) 507-4937

                          Not Applicable
(Former name, former address and former
fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ____

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ___ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 28,169,013 shares of common stock, par value $.001 per share, outstanding as of May 8, 2007.

Transitional Small Business Disclosure Format (Check one): YES ☐ NO ☒

EQUICAP, INC.

- INDEX -
 Page

PART I - FINANCIAL INFORMATION:

Item 1.	Financial Statements	1

	Consolidated Balance Sheet as of March 31, 2007 (unaudited)	2

	Consolidated Statements of Operations for the Three and Nine Months Ended March 31, 2007 and 2006 (unaudited), and for the Period from Inception (May 14, 2004) through March 31, 2007 (unaudited)	3

	Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2007 and 2006 (unaudited), and for the Period from Inception (May 14, 2004) through March 31, 2007 (unaudited)	4

	Notes to Consolidated Financial Statements, March 31, 2007	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Controls and Procedures	11

PART II - OTHER INFORMATION:

Item 1.	Legal Proceedings	11

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3.	Defaults Upon Senior Securities	11

Item 4.	Submission of Matters to a Vote of Security Holders	11

Item 5.	Other Information	11

Item 6.	Exhibits	11

Signatures		12

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Statements made in this Form 10-QSB (the “Quarterly Report”) that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements often can be identified by the use of terms such as “may”, “will”, “expect”, “believe”, “anticipate”, “estimate”, “approximate”, or “continue”, or the negative thereof. Equicap, Inc. (the “Company”) intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. These factors include our current dependence on a limited number of sources of products and customers, demand for our products, pricing pressures on our products caused by demand and competition, delivery deadlines, customer satisfaction, our ability to generate sales and expand our customer base, warranty obligations and claims, operating a portion of our business in the Peoples Republic of China, currency controls and exchange rate exposure, and the other risk factors discussed in our reports filed with the Securities and Exchange Commission. The Company disclaims any obligation to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

EQUICAP, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEET

AS OF MARCH 31, 2007

(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$12,871,855
Accounts receivable	242,085
Inventory	61,327

Total Current Assets	13,175,267

OTHER ASSET
Deferred compensation cost	308,381

Total Assets	$13,483,648

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Accounts payable and accrued expenses	$639,836
Taxes payable	39,866
Due to shareholder	10,565
Other payables	7,345

Total Liabilities	697,612

MINORITY INTEREST	2,600,000

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value, 10,000,000 shares
authorized, -0- shares issued and outstanding	-
Common stock, $.001 par value, 100,000,000 shares
authorized, 28,169,013 shares issued and outstanding	28,169
Stock subscriptions receivable - IBC	(12,680)
Stock subscriptions receivable - Usunco	(33,120)
Additional paid-in capital	10,220,505
Accumulated other comprehensive income	17,697
Accumulated deficit	(34,535)

Total Stockholders’ Equity	10,186,036

Total Liabilities and Stockholders’ Equity	$13,483,648

The accompanying notes are an integral part of these consolidated financial statements.

EQUICAP, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,		For the Period from May 14, 2004 (Date of Inception) to March 31,
	2007	2006	2007	2006	2007

REVENUE	$491,981	$186,699	$1,206,077	$315,789	$2,167,709

COST OF SALES	436,637	166,126	1,100,715	282,603	1,859,482

GROSS PROFIT	55,344	20,573	105,362	33,186	308,227

EXPENSES
Selling, general and administrative	97,301	19,453	213,553	39,540	268,949

(LOSS) INCOME FROM OPERATIONS	(41,957)	1,120	(108,191)	(6,354)	39,278

OTHER EXPENSES	1,073	2,923	1,073	2,923	31,522

(LOSS) INCOME BEFORE PROVISION
FOR INCOME TAXES	(43,030)	(1,803)	(109,264)	(9,277)	7,756

PROVISION FOR INCOME TAXES	825	800	825	800	42,291

NET LOSS	(43,855)	(2,603)	(110,089)	(10,077)	(34,535)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	17,697	-	17,697	-	17,697

COMPREHENSIVE LOSS	($ 26,158)	($ 2,603)	($ 92,392)	($ 10,077)	($ 16,838)

LOSS PER COMMON SHARE
Basic	($ -)	($ -)	($ .01)	($ -)	($ -)
Diluted	($ -)	($ -)	($ .01)	($ -)	($ -)

WEIGHTED AVERAGE SHARES OF
COMMON STOCK
Basic	20,839,906	18,323,944	19,568,101	18,323,944	18,546,377
Diluted	20,839,906	18,323,944	19,568,101	18,323,944	18,546,377

The accompanying notes are an integral part of these consolidated financial statements.

EQUICAP, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended March 31,		For the Period from May 14, 2004 (Date of Inception) to March 31,
	2007	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss) Income	($ 110,089)	($ 10,077)	($ 34,535)
Adjustments to reconcile net income to net cash
provided by operating activities:
Changes in assets and liabilities:
Accounts receivable	121,518	(41,114)	(242,086)
Inventory	59,395	(265,797)	(61,326)
Deferred compensation cost	(308,381)	-	(308,381)
Accounts payable and accrued expenses	143,431	318,342	679,701
Other payables	7,346	-	7,346

Total Adjustments	23,309	11,431	75,254

NET CASH (USED) PROVIDED BY
OPERATING ACTIVITIES	(86,780)	1,354	40,719

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	-	1,789	200
Net proceeds from private placement	10,202,674	-	10,202,674
Proceeds from minority investment	2,600,000	-	2,600,000
Due to shareholder	8,466	6,000	10,565

NET CASH PROVIDED BY FINANCING ACTIVITIES	12,811,140	7,789	12,813,439

EFFECT OF FOREIGN CURRENCY TRANSLATION
ON CASH	17,697	-	17,697

NET INCREASE IN CASH AND CASH EQUIVALENTS	12,742,057	9,143	12,871,855

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD	129,798	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,871,855	$9,143	$12,871,855

CASH PAID FOR INCOME TAXES	-	-	-

CASH PAID FOR INTEREST	-	-	-

The accompanying notes are an integral part of these consolidated financial statements.

EQUICAP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006

(UNAUDITED)

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

Equicap, Inc. (“the Company”), a Nevada corporation, is a developer and distributor of diesel engine products and automotive parts sourced from China and sold to customers primarily located in China and North America.

On March 7, 2007, the Company and Usunco Automotive, Ltd. (“Usunco”) entered into a Share Exchange Agreement (“Exchange Agreement”) which was consummated on March 9, 2007. Under the terms of the Exchange Agreement, the Company acquired all of the outstanding equity securities of Usunco in exchange for 18,323,944 shares of common stock of Equicap, Inc.

For accounting purposes, because the Company had been a public shell company prior to the share exchange, the share exchange was treated as a recapitalization of the Company. As such, the historical financial information prior to the share exchange is that of Usunco and its subsidiaries. Historical share amounts have been restated to reflect the effect of the share exchange.

NOTE 2 - INTERIM FINANCIAL STATEMENTS

These interim financial statements should be read in conjunction with Usunco’s audited financial statements for the year ended June 30, 2006, as not all disclosures required by generally accepted accounting principles for annual financial statements are presented. The interim financial statements follow the same accounting policies and methods of computations as the audited financial statements for the year ended June 30, 2006.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principals (GAAP) applicable to interim financial information and with the requirements of Form 10-QSB and Item 310 of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included.

NOTE 4 - INVENTORY

Inventory at March 31, 2007 and 2006 consisted of starters, alternators and parts.

NOTE 5 - DUE TO SHAREHOLDER

Amounts due to shareholder consist of advances from the Company’s majority shareholders to fund the Company’s operations. The amounts are unsecured, non-interest bearing and due upon demand.

EQUICAP, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006

(UNAUDITED)

NOTE 6 - STOCK AUTHORIZATION AND ISSUANCE

On March 9, 2007, the Company completed the sale of an aggregate of 8,450,704 shares of its common stock to a limited number of institutional investors in a private placement transaction pursuant to offering exemptions under the Securities Act of 1933. The shares, which represent approximately 30% of our outstanding common stock on an after-issued basis, were sold at a price of $1.42 per share, for net proceeds of approximately $10 million. The net proceeds from this transaction will be used for general working capital purposes.

The Company has a registration payment arrangement with regard to the common stock issued in the private offering. The Company was required to file a registration statement within 45 days of closing and cause the registration statement to become effective on or prior to 150 days after the closing date. The registration statement was filed within the 45 day limit thus fulfilling part of this obligation. In addition, the Company is required to use reasonable commercial efforts to maintain the registration statement’s effectiveness and file additional registration statements in the future, to continue to provide to the registered sellers the opportunity to sell the shares of restricted stock that they hold. In the event the Company does not satisfy the registration obligations of the registration rights agreement, (“Registration Default”), the Company shall pay the investors an amount in cash equal to 1% of the aggregate investment amount for each 30-day period of a Registration Default. The maximum penalty that the Company may incur under this registration payment arrangement is 10% of the aggregate investment amount, or $1,200,000. Any payments made are to be prorated for any portion of a 30-day period of a Registration Default. The Company does not believe that payment under the registration payment arrangement is probable, and therefore no related liability has been recorded in the accompanying financial statements.

Although the Company has the obligation to register shares of common stock for other persons under the above described registration rights agreement, the Company is not obligated to pay liquidated damages in the event that their shares are not registered or the registration statement is not available for their resale.

NOTE 7 - STOCK BASED COMPENSATION

As of March 31, 2007, there are outstanding 366,550 options to employees (“Employee Options”) and 422,535 warrants (“Agent Warrants”) to the private placement agent. Both the Employee Options and Agent Warrants vest over three years and have a life of five years. In the three month period ended March 31, 2007, the Company recorded approximately $18,000 of stock based compensation based on the fair value method of SFAS. N0. 123R using the following assumptions: Volatility of 34.94%, risk free interest rate of 4.63%, dividend yield of 0%, and expected life of 5 years. No estimate of forfeitures was made as the Company has a short history of granting options.

The fair value of the options and warrants was determined based on the number of shares granted and the quoted price of the Company’s common stock on the date of grant. The fair value of stock based compensation was determined using the Black-Scholes model.

NOTE 8 - SUBSEQUENT EVENTS

None

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations or Plan of Operations.

Equicap, Inc. (“Equicap”) is a development stage company. It does business through its subsidiary, Usunco Automotive Limited (“Usunco”) which in turn operates through IBC Automotive Products, Inc. (“IBC”), its wholly-owned subsidiary established under the laws of the State of California, and through Zhejiang ZhongChai Machinery Co., Ltd. (the “ZhongChai JV”), a 75%-owned joint venture established under the laws of the People’s Republic of China (the “PRC” or “China”). Through its two operating subsidiaries, the company is engaged in the development and distribution of automotive parts and diesel engine products sourced from China and sold to customers located primarily in China and North America.

Company Background

Equicap was a public “shell” company with nominal assets until March 9, 2007, when it conducted a share exchange with the equity owners of Usunco (“Share Exchange”) and sold common stock in a private placement with eleven accredited and institutional investors for gross proceeds of $12,000,000. Prior to the Share Exchange, its sole business had been to identify, evaluate and investigate various companies with the intent that, if such investigation warranted, a reverse merger transaction be negotiated and completed pursuant to which the Equicap would acquire a target company with an operating business with the intent of continuing the acquired company’s business as a publicly held entity.

Share Exchange

Equicap and Usunco entered a Share Exchange Agreement on March 7, 2007 which was consummated on March 9, 2007. Under the terms of the Exchange Agreement, Equicap acquired all the outstanding equity securities of Usunco in exchange for 18,323,944 shares of common stock of Equicap, and thereby Equicap acquired Usunco as a wholly-owned subsidiary. It is contemplated that Equicap will hold a stockholders meeting to change the name of the company at some point in the future to reflect the acquisition of Usunco.

Prior to the Share Exchange, Equicap is a reporting company under Section 12(g) of the Securities Exchange Act of 1934, as amended and is current in its reporting under the Exchange Act.

Upon execution of the Exchange Agreement, Mr. Peter Wang was appointed a director and the president of Equicap. Mr. Thomas W. Colligan, the sole officer and director of Equicap before the Share Exchange, submitted his resignation letter resigning from all executive offices, effective on March 9, 2007 and with respect to his position as a director, effective on March 29, 2007. On March 29, 2007, additional persons were appointed to the board of directors and as management persons.

In connection with the Share Exchange, Equicap engaged Fountainhead Capital Partners Limited, to act as a financial advisor. At the closing of the Share Exchange, Fountainhead was paid an advisory fee of $450,000 by Equicap.

In connection with the Share Exchange, vFinance Investments, Inc., for advice in connection with the transaction, was issued 161,633 shares of common stock as compensation. The shares were issued as restricted stock on the basis that vFinance is an accredited investor under Section 4(2) of the Securities Act. These shares have registration rights.

Since the former shareholders of Usunco own approximately 65% of the shares of common stock of Equicap, the former shareholders of Usunco have control over Equicap. As a result, Usunco is deemed to have been the acquiring company in the Share Exchange for accounting purposes, and the Share Exchange transaction is treated as a reverse acquisition with Usunco as the acquirer and Equicap as the acquired party.

Conversion of Convertible Note of Equicap

Equicap and Fountainhead Capital Partners Limited entered into a convertible note on September 30, 2006, the principal of which was for working capital and discharge of accrued payables of Equicap. As part of the Share Exchange, Fountainhead agreed to convert the outstanding principal and accrued interest of approximately $100,000 into 702,132 shares of common stock, contingent on the closing of the Share Exchange. Upon the conversion, the note was cancelled. The shares were issued as restricted stock on the basis that Fountainhead is an accredited investor, under Section 4(2) of the Securities Act. Equicap has agreed to register the shares issued in the conversion.

Private Placement Offering

As a condition to the Share Exchange, Equicap and Usunco conducted a private placement offering of its common stock to accredited, institutional investors in which Equicap raised gross proceeds of $12 million (“Offering”) from 11 investors under an exemption from registration under Section 4(2) of the Securities Act. The Offering was a condition to the Share Exchange, and the Share Exchange was contingent on the Offering.

Equicap sold common stock for gross proceeds of $12,000,000 in the Offering. After commissions and expenses related to the Offering and the $450,000 advisory fee payable to Fountainhead, Equicap received net proceeds of approximately $10,000,000 in the Offering. The investors were issued an aggregate of 8,450,704 shares of common stock, representing approximately 30% of the issued and outstanding common stock of Equicap. The price per share of common stock was $1.42.

vFinance Investment, Inc. was the exclusive placement agent for the Offering. For their services as placement agent, Equicap paid vFinance a fee equal to approximately $983,000. Equicap also reimbursed vFinance its expenses of approximately $120,000. In addition, Equicap issued to vFinance a five-year warrant to purchase an aggregate of 422,535 shares of common stock at an exercise price of $2.13 per share (“Agent Warrant”). The warrant vests over a three-year period and terminates March 6, 2012.

In connection with the Offering, Equicap granted registration rights to the investors and the holders of the Agent Warrant, and provided for registration rights for certain former principal shareholders of Equicap through piggy-back rights for their respective shares of common stock. Equicap entered into one registration rights agreement with the aforementioned persons. Equicap agreed to register the resale of the 8,450,704 shares of common stock issued to investors in the Offering, the 161,633 shares of common stock issued to vFinance, the 422,535 shares of common stock underlying the Agent Warrant and the 1,161,632 shares held by the former principal shareholders of Equicap. In addition, if certain make good shares are distributed to the investors, Equicap will be obligated to register these shares in addition. If any of the above shares are not eligible for registration because of the rules and regulations of the Securities and Exchange Commission, when they are eligible for registration, Equicap will be obligated to take such action to have them registered for resale by the holder by filing successive registration statements. The initial registration statement for resale the common shares was filed within the time limits of the registration rights agreement, and Equicap must achieve its effectiveness within 150 days of the closing date of the Offering, and if these actions are not achieved by those dates then Equicap must pay each of, and only, the investors 1% of the share purchase price paid by such investor for each month thereafter that the investors cannot publicly sell the shares of common stock covered by that registration statement The same penalties for the failure to file or have declared effective a registration statement within the stated time periods and maintain its effectiveness also apply to the subsequent required registration statements. The maximum penalties under the liquidated damages provision payable to the investors is 10% of the share purchase price paid by the investors in the Offering. The above timing and number of shares are subject to various conditions, and the registration statements are subject to the rules and regulations of the SEC and the staff interpretations thereof. The registration statements required for the investors and vFinance under the registration rights agreement must be kept effective until all the shares of these parties are sold or may be sold without limitation under Rule 144k.

The former principal shareholders of Equicap who have piggy-back rights also have a demand registration right after all the shares of the investors and vFinance have either been sold or may be sold without limitation under Rule 144k. The company is obliged to keep this registration statement effective until all the shares have been sold or are eligible for sale under Rule 144k.

Equicap completed the capitalization of its PRC joint venture shortly after the above described private placement. Pursuant to PRC law, foreign joint ventures have to be capitalized pursuant to the terms of their approval. Equicap, through Usunco contributed $8,000,000 and its joint venture partner contributed $2,600,000, all of which will be used as working capital. Future capital contributions between the parties are to be on a 75% - 25% basis, with Usunco being the majority party.

Results of Operations

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Revenue

Revenue increased by $305,282 or 163.5% to $491,981 for the three months ended March 31, 2007 compared to $186,699 for the three months ended March 31, 2006. The Company is still in the development stage. Substantially all sales revenue for the three months ended March 31, 2007 and 2006 were generated by its subsidiary IBC from distribution of starters and alternators.

Cost of Sales and Gross Margin

Cost of sales increased by $270,511 or 162.8% to $436,637 for the three months ended March 31, 2007 compared to $166,126 for the three months ended March 31, 2006, in line with the increase in sales revenue. The Company has maintained gross margin at approximately 11% in the periods.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consisted primarily of labor cost and related overhead costs for sales, marketing, finance, legal, human resources and general management. Such costs also include the expenses recognized for stock-based compensation pursuant to FAS 123(R).

SG&A expenses increased by $77,848 to $97,301 in the three months ended March 31, 2007 from $19,453 in the three months ended March 31, 2006. The increase was mainly attributed to the increase in costs related to being a public company including professional services related to auditing, legal and other services, costs associated with the new recruitments and operating expenses in China, and non-cash expenses amounting to $17,987 recognized for stock based compensation related to stock options and warrants granted in the period pursuant to SFAS 123(R).

Net Loss

Net loss increased by $41,252 to $43,855 in the three months ended March 31, 2007 from $2,603 in the three months ended March 31, 2006. The increase was mainly attributed to the increase in general and administrative expenses, comprised of costs related to being a public company including professional services related to auditing, legal and other services, costs associated with the new recruitments and operating expenses in China, and non-cash expenses recognized for stock based compensation related to stock options and warrants granted in the period pursuant to SFAS 123(R), partially offset by increased sales revenue and gross profit for the period, and the interest income amounting to $11,746 from the deposit of unused portion of the proceeds from the private placement consummated in March 2007.

Nine Months Ended March 31, 2007 Compared to Nine Months Ended March 31, 2006

Revenue

Revenue increased by $890,288 or 281.9% to $1,206,077 for the nine months ended March 31, 2007 compared to $315,789 for the nine months ended March 31, 2006. The Company is still in the development stage. Substantially all sales revenue for the nine months ended March 31, 2007 and 2006 were generated by its subsidiary IBC from distribution of starters and alternators.

Cost of Sales and Gross Margin

Cost of sales increased by $818,112 or 289.5% to $1,100,715 for the nine months ended March 31, 2007 compared to $282,603 for the nine months ended March 31, 2006. Gross margin decreased in the six months from July 2006 through December 2006 due to increased costs of sales as a result of soared material prices such as copper, which the Company was not able to immediately pass onto customers given the competitive market environment. The Company gradually increased sales prices since last months in 2006, and the gross margin was resumed to approximately 11% in the quarter being reported.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consisted primarily of labor cost and related overhead costs for sales, marketing, finance, legal, human resources and general management. Such costs also include the expenses recognized for stock-based compensation pursuant to FAS 123(R).

SG&A expenses increased by $174,013 to $213,553 in the nine months ended March 31, 2007 from $39,540 in the nine months ended March 31, 2006. The increase was mainly attributed to the increase in costs related to being a public company including professional services related to auditing, legal and other services, costs associated with the new recruitments and operating expenses in China, and non-cash expenses amounting to $17,987 recognized for stock based compensation related to stock options and warrants granted in the period pursuant to SFAS 123(R).

Net Loss

Net loss increased by $100,012 to $110,089 in the nine months ended March 31, 2007 from $10,077 in the nine months ended March 31, 2006. The increase was mainly attributed to the increase in general and administrative expenses, comprised of costs related to being a public company including professional services related to auditing, legal and other services, costs associated with the new recruitments and operating expenses in China, and non-cash expenses recognized for stock based compensation related to stock options and warrants granted in the period pursuant to SFAS 123(R), partially offset by increased sales revenue and gross profit for the period, and the interest income amounting to $11,746 from the deposit of unused portion of the proceeds from the private placement consummated in March 2007.

Liquidity and Capital Resources

As of March 31, 2007, the Company had assets equal to $13,483,648, which primarily were comprised of cash amounting to $12,871,855, as well as other current assets such as accounts receivable and inventory, and deferred compensation cost as a result of the stock options and warrants granted but unvested as of March 31, 2007. The Company’s current liabilities as of March 31, 2007 were $697,612, which primarily were comprised of trade accounts payable and accrued expenses.

On March 9, 2007, the Company completed a private placement of 8,450,704 shares of its common stock to accredited investors for a total amount of $12,000,000, from which it received net proceeds of approximately $10 million. The per share price of the offered shares was $1.42. The offering represented 30% of the outstanding shares of common stock after the consummation of the placement. vFinance Investment, Inc., the exclusive placement agent for the offering, was paid a fee equal to approximately $983,000 and was reimbursed approximately $120,000 for its expenses. Equicap also issued to vFinance a five-year warrant to purchase an aggregate of 422,535 shares of common stock at an exercise price of $2.13 per share, which warrant vests over a three-year period and terminates March 6, 2012.

Equicap used $8,000,000 of the proceeds to capitalize its joint venture, ZhongChai JV. The joint venture partner contributed $2,600,000 at the same time. Equicap also paid from the proceeds the sum of $450,000 to Fountainhead pursuant to the terms of an advisory agreement. The net proceeds of the private placement, after payment of the other related expenses, held by Equicap and its joint venture will be primarily used for market expansion, product development and working capital and general corporate purposes. There also will be costs related to being a public company including professional services related to auditing, legal and investor relations services. The company does not have a specific plan to raise additional funds. However, in the event the company seeks to make an acquisition, make additional investment or expand its business operating scale, it may need additional capital.

Equicap and Fountainhead entered into a convertible note on September 30, 2006, the principal of which was for working capital and discharge of accrued payables of Equicap. As part of the Share Exchange, Fountainhead agreed to convert the outstanding principal and accrued interest of approximately $100,000 into 702,132 shares of common stock. The note was converted on March 9, 2007 and was cancelled.

In connection with the Share Exchange, vFinance Investments, Inc., for advice in connection with the Share Exchange, was issued 161,633 shares of common stock as compensation. The shares had a value of approximately $202,041.

Plan of Operations

The company focuses on development, marketing and distribution of diesel engine products and other auto parts and products. Our growth potential will be largely driven by the successful implementation of (i) our plan to distribute diesel engine products for forklift segment in China; (ii) our strategies to penetrate the growing agricultural equipment market in China, (iii) development or acquisition of new engine and related products that will have promising future demand both in China and abroad, (iv) exports to markets abroad, and (v) the synergic acquisition of complementary businesses and operations. The company plans to recruit additional employees, particularly sales and marketing staff in the following months to support its business expansion into respective new markets.

We anticipate hiring 20 additional employees over the next six months at an approximate annual cost of $600,000 and a further 10 employees for the twelve months following at an approximate annual cost of $300,000. We anticipate that 26 of these employees will be located in China and the balance will be located in the United States. We also plan to expend $100,000 in associated recruitment costs and training fees for these hires.

Forklift market in China is forecasted to continue to grow in the coming years based on expectation of China’s continuous economic growth, increasing market demand for consumer goods and light manufacturing, which could potentially benefit the forklift sales. The company plans to maintain and strengthen the relationships with Chinese forklift OEMs, to expand domestic sales along with foreseen growth of forklift sales, and to grasp additional market share through establishing relationships with those foreign invested forklift integrators in China who sell to both local and international market. The company plans to expend over $1 million in marketing costs to further penetrate this growing market over the next eighteen months. These costs will be related to hiring experienced sales representatives in this field, attending major agricultural trade shows in China and abroad, and establishing new relationships with other OEMs in the agricultural sector.

The company will focus its efforts in innovating and upgrading current diesel engine products to meet U.S. EPA requirements and expand into power assembly including transmission system. It is believed that associated costs will be for the hiring of technical staff, and advisors amounting to about $500,000 over the next eighteen months. The expenditures for research and development, not including salaries, are expected to be around $2.5 million over the next eighteen months. The company will also form partnerships with international technology partners who specialize in clean fuel engine solutions and research and development for compressed natural gas and liquefied petroleum gas engines that represent the future industrial trend. Successful improvement of current product series and development of new types of environment friendly engines will enable the company to excel in the competition both in Chinese and international market. The company plans to carry other diesel engine related products in the near future, such as gearboxes and transmission systems that can be sold to the same customers that currently purchase the diesel engines. It also plans to expand its auto parts product line that currently focuses on starters and alternators.

Internationally, the company will focus on emerging markets. At this point, through strengthening the relationship with OEM customers in China, the company intends to increase the sales to the Chinese exported agricultural machinery and equipment to the global markets. On the U.S. front, the company views the broad use of mid-size power generators in the residential and small construction sites as a potential market. Leveraging on IBC, the fully owned U.S. distribution vehicle for automotive components, the company aims to become the one-stop shop for diesel engine equipment and accessory OEMs in North America.

A component of the growth strategy is to invest in, or establish strategic alliance such as joint ventures with, or acquire other companies. The company intends to seek target companies who provide smaller or larger size diesel engines complementary to its current product offerings, which would potentially create synergies in future operations such as in procurement, production, sales and marketing and management, thereby improving its revenue generation and profitability.

The company will maintain offices in the United States and China. It is expected that general overhead expenses, which will include office rent, office expenses and administrative expenses will be approximate $2.7 million for the next eighteen months. Moreover the expense of being a public company, including accounting, legal and SOX compliance and pursuing listing applications for the common stock on an exchange will require the expenditure of approximately $930,000 during the next eighteen months.

2007 - 2008 Outlook

During the remainder of fiscal year ended June 30, 2007 and the fiscal year of 2008, the company’s goal is to launch the sales and distribution business in the forklift diesel market in China, and to increase sales of its products to agricultural equipment market, and at the same time to introduce new products into the marketplace. The company will also seek opportunities to expand its businesses into additional product lines, including gearboxes and transmission systems. The company hopes to accelerate penetration into international markets with improved, innovated, or newly developed products. During this period, the company will also actively seek synergic merger and acquisition opportunities to accelerate its business expansion.

The company anticipates that its financial results will be affected by the change in corporate taxation within the PRC, promulgated on March 16, 2007. It is expected that the company’s subsidiary in China will be taxed at higher rates than in the past, and its calculation of tax will change as deductions are altered. In addition, the economy is experiencing inflationary pressures and price increases for various raw materials as a result of a number of factors, including demand and a revaluing of the currency. As a result, the company expects its profit margins to be affected, and for some products it may decline.

Off-Balance Sheet Arrangements

The company does not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Critical Accounting Policies and Estimates

Principles of Consolidation

The consolidated financial statements include the accounts of the parent company and the subsidiaries. Significant inter-company accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

In accordance with Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows,” the company considers all highly liquid instruments with original maturities of three months or less to be cash and cash equivalents.

Accounts Receivable

Trade accounts receivable are stated at the amount management expects to collect from balances outstanding at year-end. Based on its assessment of the credit history with customers having outstanding balances and current relationships with them, management makes conclusions whether any realization losses on balances outstanding at period end will be material.

Inventory

Inventory is stated at weighted average cost, which takes into account historical prices on a continuing basis.

Revenue Recognition

The company derives its revenues primarily from sales of diesel engines and automotive electrical parts. Revenues are recognized at point of sale.

Advertising Costs

The company expenses the cost of advertising as incurred. Advertising costs for the quarter ended March 31, 2007 were insignificant.

Income Taxes

Deferred income taxes are computed using the asset and liability method, such that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between financial reporting amounts and the tax basis of existing assets and liabilities based on currently enacted tax laws and tax rates in effect in the United States of America for the periods in which the differences are expected to reverse. Income tax expense is the tax payable for the period plus the change during the period in deferred income taxes. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Fair Value of Financial Instruments

The company considers the carrying amounts reported in the consolidated Balance Sheet for current assets and current liabilities qualifying as financial instruments and approximating fair value.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from those estimates.

Item 3. Controls and Procedures.

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None. (The Company disclosed the sale of shares of common stock on March 9, 2007 in a Current Report filed on March 9, 2007.)

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 11, 2007	EQUICAP, INC.

	By:	/s/ Peter Wang
Name: Peter Wang
Title: Chairman and President

	By:	/s/ David Ming He
Name: David Ming He
Title: Chief Financial Officer