Form 10QSB/A
period 2007-03-31
EQUICAP INC
filed 2007-06-13
CIK 1006840

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

Amendment Number 1

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

EQUICAP, INC.

- INDEX -

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Statements made in this Form 10-QSB, as amended (the “Quarterly Report”), that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements often can be identified by the use of terms such as “may”, “will”, “expect”, “believe”, “anticipate”, “estimate”, “approximate”, or “continue”, or the negative thereof. Equicap, Inc. (the “Company”) intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. These factors include our current dependence on a limited number of sources of products and customers, demand for our products, pricing pressures on our products caused by demand and competition, delivery deadlines, customer satisfaction, our ability to generate sales and expand our customer base, warranty obligations and claims, operating a portion of our business in the Peoples Republic of China, currency controls and exchange rate exposure, and the other risk factors discussed in our reports filed with the Securities and Exchange Commission. The Company disclaims any obligation to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events. The Company does not undertake any obligation to update forward looking statements.

EQUICAP, INC.

(FORMERLY USUNCO AUTOMOTIVE LIMITED AND SUBSIDIARY)

CONSOLIDATED BALANCE SHEET

AS OF MARCH 31, 2007

(UNAUDITED)

ASSETS

(Restated)
CURRENT ASSETS
Cash and cash equivalents	$12,871,855
Accounts receivable, net of allowance of $5,551	236,534
Inventory	61,327

Total Current Assets	13,169,716

OTHER ASSET
Deferred compensation	308,381

Total Assets	$13,478,097

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Accounts payable and accrued expenses	$639,836
Taxes payable	39,866
Other payables	17,910

Total Liabilities	697,612

MINORITY INTEREST	2,600,000

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value, 10,000,000 shares
authorized, -0- shares issued and outstanding	-
Common stock, $.001 par value, 100,000,000 shares
authorized, 28,169,013 shares issued and outstanding	28,169
Stock subscriptions receivable - IBC	(5,330)
Stock subscriptions receivable - Usunco	(33,120)
Additional paid-in capital	11,117,636
Accumulated other comprehensive income	17,697
Accumulated deficit	(944,567)

Total Stockholders’ Equity	10,180,485

Total Liabilities and Stockholders' Equity	$13,478,097

The accompanying notes are an integral part of these consolidated financial statements.

EQUICAP, INC.

(FORMERLY USUNCO AUTOMOTIVE LIMITED AND SUBSIDIARY)

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
	(Restated)	(Restated)	(Restated)	(Restated)

REVENUE	$491,981	$186,699	$1,206,077	$315,789

COST OF SALES	436,637	166,126	1,100,715	282,603

GROSS PROFIT	55,344	20,573	105,362	33,186

EXPENSES
Selling, general and administrative	990,236	20,503	1,108,588	42,690

(LOSS) INCOME FROM OPERATIONS	(934,892)	70	(1,003,226)	(9,504)

OTHER EXPENSES	1,073	2,923	1,073	2,923

(LOSS) INCOME BEFORE PROVISION
FOR INCOME TAXES	(935,965)	(2,853)	(1,004,299)	(12,427)

PROVISION FOR INCOME TAXES	825	800	825	800

NET LOSS	(936,790)	(3,653)	(1,005,124)	(13,227)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	17,697	-	17,697	-

COMPREHENSIVE LOSS	($919,093)	($ 3,653)	($ 987,427)	($ 13,227)

LOSS PER COMMON SHARE
Basic	($ .04)	($ -)	($ .05)	($ -)
Diluted	($ .04)	($ -)	($ .05)	($ -)

WEIGHTED AVERAGE SHARES OF
COMMON STOCK
Basic	20,839,906	18,323,944	19,568,101	18,323,944
Diluted	20,839,906	18,323,944	19,568,101	18,323,944

The accompanying notes are an integral part of these consolidated financial statements.

EQUICAP, INC.

(FORMERLY USUNCO AUTOMOTIVE LIMITED AND SUBSIDIARY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended March 31,
	2007	2006
	(Restated)	(Restated)

CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss) Income	($ 1,005,124)	($ 13,227)
Adjustments to reconcile net income to net cash
provided by operating activities:
Non cash note conversion cost	897,131	-
Share-based compensation	17,987	-
Allowance for bad debts	(5,246)	-
Non-cash payments of rent	3,150	3,150
Changes in assets and liabilities:
Accounts receivable	121,518	(41,114)
Inventory	59,395	(265,797)
Accounts payable and accrued expenses	143,431	318,342
Other payables	15,812	6,000

Total Adjustments	1,253,178	20,581

NET CASH PROVIDED BY
OPERATING ACTIVITIES	248,054	7,354

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	-	1,789
Net proceeds from private placement	9,876,306	-
Proceeds from minority investment	2,600,000	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	12,476,306	1,789

EFFECT OF FOREIGN CURRENCY TRANSLATION
ON CASH	17,697	-

NET INCREASE IN CASH AND CASH EQUIVALENTS	12,742,057	9,143

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD	129,798	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,871,855	$9,143

CASH PAID FOR INCOME TAXES	-	-

CASH PAID FOR INTEREST	-	-

The accompanying notes are an integral part of these consolidated financial statements.

EQUICAP, INC.

(FORMERLY USUNCO AUTOMOTIVE LIMITED AND SUBSIDIARY)

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

On June 18, 2006, Usunco acquired 100% of IBC Automotive Products Inc (“IBC”), a California Corporation as of May 14, 2004 (date of inception), through a Share Exchange Agreement of 28% of Usunco’s shares. IBC is considered a “predecessor” business to Usunco as its operations constituted the business activities of Usunco formed to consummate the acquisition of IBC. The consolidated financial statements reflect all predecessor statements of income and cash flow activities from the inception of IBC in May 2004.

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

NOTE 4 - RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of March 31, 2007, and the consolidated statements of operations and comprehensive loss, and cash flows for the three and nine months ended March 31, 2007 and 2006 have been restated to correct the conversion of the convertible note during March 2007, rental expenses and allowances for bad debts.

EQUICAP, INC.

(FORMERLY USUNCO AUTOMOTIVE LIMITED AND SUBSIDIARY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006

(UNAUDITED)

NOTE 4 - RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following is a reconciliation of the balance sheet captions at March 31, 2007 from previously reported to restated:

	Previously
	Reported	Adjustments	Restated

Accounts receivable, net	$242,085	($ 5,551)	$236,534

Due to shareholder	$10,565	($ 10,565)	-

Other payables	$7,345	$10,565	$17,910

Additional paid-in capital	$10,220,505	$897,131	$11,117,636

Stock subscriptions
receivable -IBC	($ 12,680)	$7,350	($ 5,330)

Accumulated deficit	($ 34,535)	($ 910,032)	($ 944,567)

The following is a reconciliation of the previously reported and restated statements of operations and comprehensive loss for the three and nine months ended March 31, 2007:

	Three Months	Nine Months
	Ended	Ended
March 31, 2007

Net loss previously reported	($ 43,855)	($ 110,089)

Selling, general and administrative expenses	(892,935)	(895,035)

Net loss, as restated	($936,790)	($1,005,124)

Comprehensive loss previously reported	($ 26,158)	($ 92,392)

Selling, general and administrative expenses	(892,935)	(895,035)

Comprehensive loss, as restated	($919,093)	($ 987,427)

Loss per share previously reported
Basic	($ -)	($ .01)
Diluted	($ -)	($ .01)

Increase (decrease)
Basic	($ .04)	($ .04)
Diluted	($ .04)	($ .04)

Loss per share, as restated
Basic	($ .04)	($ .05)
Diluted	($ .04)	($ .05)

EQUICAP, INC.

(FORMERLY USUNCO AUTOMOTIVE LIMITED AND SUBSIDIARY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006

(UNAUDITED)

NOTE 4 - RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following is a reconciliation of the previously reported and restated statements of operations and comprehensive loss for the three and nine months ended March 31, 2006:

	Three Months	Nine Months
	Ended	Ended
March 31, 2006

Net loss previously reported	($ 2,603)	($ 10,077)

Selling, general and administrative expenses	(1,050)	(3,150)

Net loss, as restated	($3,653)	($13,227)

Comprehensive loss previously reported	($ 2,603)	($ 10,077)

Selling, general and administrative expenses	(1,050)	(3,150)

Comprehensive loss, as restated	($3,653)	($13,227)

Loss per share previously reported
Basic	($ -)	($ -)
Diluted	($ -)	($ -)

Increase (decrease)
Basic	($ -)	($ -)
Diluted	($ -)	($ -)

Loss per share, as restated
Basic	($ -)	($ -)
Diluted	($ -)	($ -)

EQUICAP, INC.

(FORMERLY USUNCO AUTOMOTIVE LIMITED AND SUBSIDIARY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006

(UNAUDITED)

NOTE 4 - RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following is a reconciliation of the previously reported to restated statement of cash flows for the nine months ended March 31, 2007:
	Previously
	Reported	Adjustments	Restated

Cash flows from operating activities:

Net Loss	($110,089)	($895,035)	($1,005,124)

Deferred compensation	($326,368)	$326,368	$-

Other payables	$7,346	$8,466	$15,812

Convertible note conversion cost	$-	$897,131	$897,131

Share-based compensation	$-	$17,987	$17,987

Allowance for bad debts	$-	($ 5,246)	($ 5,246)

Non-cash payments of rent	$-	$3,150	$3,150

Cash flows from financing activities:

Net proceeds from private placement	$10,202,674	($326,368)	$9,876,306

Due to shareholder	$8,466	($ 8,466)	$-

The following is a reconciliation of the previously reported to restated statement of cash flows for the nine months ended March 31, 2006:

	Previously
	Reported	Adjustments	Restated

Cash flows from operating activities:

Net Loss	($10,077)	($3,150)	($13,227)

Non-cash payments of rent	$-	$3,150	$3,150

Other payables	$-	$6,000	$6,000

Cash flows from financing activities:

Due to shareholder	$6,000	($ 6,000)	$-

NOTE 5 - INVENTORY

Inventory at March 31, 2007 and 2006 consisted of starters, alternators and parts.

EQUICAP, INC.

(FORMERLY USUNCO AUTOMOTIVE LIMITED AND SUBSIDIARY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006

(UNAUDITED)

NOTE 6 - DEFERRED COMPENSATION

As described in Note 8 (“Stock based compensation), the Company granted options to employees and warrants to the private placement agent. Following SFAS No. 123R, the Company recognizes expenses on the fair value of the options and warrants. Deferred compensation represents stock based compensation that will be expensed in the future periods based on the vesting time of such options and warrants.

NOTE 7 - STOCK AUTHORIZATION AND ISSUANCE

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

Although the Company has the obligation to register shares of common stock for other persons under the above described registration rights agreement, the Company is not obligated to pay liquidated damages in the event that their shares are not registered or the registration statement is not available for their sale.

NOTE 8 - STOCK BASED COMPENSATION

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

EQUICAP, INC.

(FORMERLY USUNCO AUTOMOTIVE LIMITED AND SUBSIDIARY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006

(UNAUDITED)

NOTE 9 - CONVERSION OF CONVERTIBLE NOTE OF EQUICAP

Equicap and Fountainhead Capital Partners Limited entered into a convertible note on September 30, 2006, the principal of which was for working capital and discharge of accrued payables of Equicap. As part of the Share Exchange, Fountainhead agreed to convert the outstanding principal and accrued interest of approximately $100,000 into 702,132 shares of common stock, contingent on the closing of the Share Exchange. Upon the conversion, the note was cancelled. The shares were issued on the basis that Fountainhead is an accredited investor, under Section 4(2) of the Securities Act. As such the shares being received on conversion are restricted stock. Equicap has agreed to register the shares issued in the conversion. Equicap will also take such action to make Rule 144 available for the sale of the shares issued on conversion, the extent permitted by the securities laws. Upon conversion, a charge of approximately $900,000 was made to general and administrative expenses with a respective increase to additional paid-in capital. The convertible note was relieved from the balance sheet while increasing common stock by approximately $700 and additional paid-in capital by approximately $99,200.

NOTE 10 - MAKE GOOD ESCROW AGREEMENT

In connection with the Offering, for the benefit of the investors, eight of the former shareholders of Usunco, some of whom are the officers and directors of Equicap, have agreed to place into escrow an aggregate of 10,140,846 shares of common stock issued in the Share Exchange. If the consolidated financial statements of Equicap for the fiscal year ending June 30, 2007, prepared in accordance with United States generally accepted accounting principles, consistently applied, reflect either (i) less than $2,320,000 of after-tax net income or (ii) earnings before income tax provision and before minority interest of less than $3,200,000, then 3,042,254 shares of common stock in escrow will be distributed to the investors on a pro rata basis for no additional consideration.

If either (i) the earnings per share reported in the Annual Report on Form 10-KSB of Equicap for the fiscal year ending June 30, 2008 is less than $0.343 on a fully diluted basis (as equitably adjusted for any stock splits, stock combinations, stock dividends or similar transactions), (ii) the earnings per share before income tax provision and before minority interest of the company for the fiscal year ending June 30, 2008, is less than $0.446 on a fully diluted basis (as equitably adjusted for any stock splits, stock combinations, stock dividends or similar transactions), (iii) the after tax net income reported in the Annual Report on Form 10-KSB of the company for the fiscal year ending June 30, 2008, is less than $10,000,000, or (iv) the earnings before income tax provision and before minority interest reported in the Annual Report on Form 10-KSB of the company for the fiscal year ending June 30, 2008, is less than $13,020,000, then 7,098,592 shares of common stock in escrow will be distributed to the investors on a pro rata basis for no additional consideration. Any shares not distributed to the investors will be returned to the persons who placed them in escrow. Any make good shares issued to the investors will be subject to the registration rights under the Registration Rights Agreement.

According to SAB 79, if these shares are released to either the investors or the former shareholders of Usunco, they will be treated as an expense for the amount of the market value of the shares as of the date of release. This recognition of expense will not occur if the shares are forfeited or cancelled and are not released to either the investors or the former shareholders of Usunco.

NOTE 11 - SUBSEQUENT EVENTS

None.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations or Plan of Operations.

The following is management’s discussion and analysis of certain significant factors that have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements, as well as information relating to the plans of our current management. The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-QSB/Amendment No.1.

OVERVIEW

Equicap, Inc. (“Equicap”) does business through its subsidiary, Usunco Automotive Limited (“Usunco”) which in turn operates through IBC Automotive Products, Inc. (“IBC”), its wholly-owned subsidiary established under the laws of the State of California, and through Zhejiang ZhongChai Machinery Co., Ltd. (the “ZhongChai JV”), a 75%-owned joint venture established under the laws of the People’s Republic of China (the “PRC” or “China”). Through its two operating subsidiaries, the company is engaged in the development and distribution of automotive parts, diesel engines and related products in industrial and agricultural sectors, sourced from China and sold to customers located primarily in China and North America.

Equicap was a public “shell” company with nominal assets until March 9, 2007, when it conducted a share exchange with the equity owners of Usunco (“Share Exchange”) and sold common stock in a private placement to eleven accredited and institutional investors for gross proceeds of $12,000,000. Prior to the Share Exchange, its sole business had been to identify, evaluate and investigate various companies with the intent that, if such investigation warranted, a reverse merger transaction be negotiated and completed pursuant to which Equicap would acquire a target company with an operating business with the intent of continuing the acquired company’s business as a publicly held entity.

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

In connection with the Offering, Equicap granted registration rights to the investors and the holders of the Agent Warrant, and provided for registration rights for certain former principal shareholders of Equicap through piggy-back rights for their respective shares of common stock. Equicap entered into one registration rights agreement with the aforementioned persons. Equicap agreed to register the sale of the 8,450,704 shares of common stock issued to investors in the Offering, the 161,633 shares of common stock issued to vFinance, the 422,535 shares of common stock underlying the Agent Warrant and the 1,161,632 shares held by the former principal shareholders of Equicap. In addition, if certain make good shares are distributed to the investors, Equicap will be obligated to register these shares in addition. If any of the above shares are not eligible for registration because of the rules and regulations of the Securities and Exchange Commission, when they are eligible for registration, Equicap will be obligated to take such action to have them registered for sale by the holder by filing successive registration statements. The initial registration statement for sale the common shares was filed within the time limits of the registration rights agreement, and Equicap must achieve its effectiveness within 150 days of the closing date of the Offering, and if these actions are not achieved by those dates then Equicap must pay each of, and only, the investors 1% of the share purchase price paid by such investor for each month thereafter that the investors cannot publicly sell the shares of common stock covered by that registration statement The same penalties for the failure to file or have declared effective a registration statement within the stated time periods and maintain its effectiveness also apply to the subsequent required registration statements. The maximum penalties under the liquidated damages provision payable to the investors is 10% of the share purchase price paid by the investors in the Offering. The above timing and number of shares are subject to various conditions, and the registration statements are subject to the rules and regulations of the SEC and the staff interpretations thereof. The registration statements required for the investors and vFinance under the registration rights agreement must be kept effective until all the shares of these parties are sold or may be sold without limitation under Rule 144k.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Below is a description of accounting policies that we consider critical to the preparation and understanding of our financial statements. In addition, certain amounts included in or affecting our financial statements and related disclosure must be estimated, which requires us to make assumptions with respect to values or conditions which cannot be known with certainty at the time the financial statements are prepared. Actual results may differ from these estimates under different assumptions or conditions. The selection of critical accounting policies, the judgments and other uncertainties affecting the application of those policies and the sensitivity of reported results to changes in conditions and assumptions are factors to be considered when reviewing our consolidated financial statements.

We believe that the critical accounting policies set forth below involve the most significant judgments and estimates used in the preparation of our consolidated financial statements. We regularly evaluate these policies, in light of historical results and experience, consultation with experts, trends and other methods we consider reasonable in the particular circumstances, as well as our forecasts as to how these might change in the future.

Principles of Consolidation

The consolidated financial statements include the accounts of the parent company and the subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

In accordance with Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows,” the company considers all highly liquid instruments with original maturities of three months or less to be cash and cash equivalents.

Accounts Receivable

Trade accounts receivable are stated at the amount management expects to collect from balances outstanding at the end of the period. Based on its assessment of the credit history with customers having outstanding balances and current relationships with them, management makes conclusions whether any realization of losses on balances outstanding at period end will be deemed uncollectible based on the age of the receivables. We reserve 5% of accounts receivable balances that have been outstanding for greater than 90 days.

Inventory

Inventories are stated at the lower of cost or net realizable value. Cost is calculated on the weighted-average basis and includes all costs to acquire and other costs incurred in bringing the inventories to their present location and condition. We evaluate the net realizable value of our inventories on a regular basis and record a provision for loss to reduce the computed weighted-average cost if it exceeds the net realizable value.

Revenue Recognition

In accordance with the provisions of Staff Accounting Bulletin No. 103, revenue is recognized when merchandise is shipped, and title and risk of loss pass to the customer and collectibility is reasonably assured. The goods are shipped directly from the factories to the customers. Revenue is recorded as the sales price of goods and services, net of rebates and discounts.

Sales Return and Warranties

Generally the company does not accept return of products once sold to customers.  Instead, the company provides a one-year limited warranty covering manufacturing defects and/or product functional failures. After evaluation and confirmation of customer complaints, the company either replaces the defective products or accepts returns by crediting the customer's account. Such replacements or returns as well as handling costs therefrom are passed through to the suppliers.

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

Operating Results

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Revenue

Revenue increased by $305,282 or 163.5% to $491,981 for the three months ended March 31, 2007 compared to $186,699 for the three months ended March 31, 2006. All sales revenue for the three months ended March 31, 2007 and 2006 were generated by the IBC subsidiary from distribution of starters and alternators.

Cost of Sales and Gross Margin

Cost of sales increased by $270,511 or 162.8% to $436,637 for the three months ended March 31, 2007 compared to $166,126 for the three months ended March 31, 2006, in line with the increase in sales revenue. The Company has maintained its gross margin at approximately 11% in the two periods.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consisted primarily of labor cost and related overhead costs for sales, marketing, finance, legal, human resources and general management. Such costs also include the expenses recognized for stock-based compensation pursuant to FAS 123(R).

SG&A expenses increased by $969,733 to $990,236 in the three months ended March 31, 2007 from $20,503 in the three months ended March 31, 2006. The increase was mainly attributed to the recognition of expense of $897,131 as a result of the conversion of outstanding convertible notes in aggregate principal and accrued interest of approximately $100,000 into 702,132 shares of common stock, which was at a discount to the sale price of the shares in the March 2007 private placement offering. Increase in SG&A was also attributed to the increase in costs related to being a public company, including professional services related to auditing, legal and other services, costs associated with the new recruitments and operating expenses in China, and non-cash expenses amounting to $17,987 recognized for stock based compensation related to stock options and warrants granted in the period pursuant to SFAS 123(R).

Net Loss

Net loss increased by $933,137 to $936,790 in the three months ended March 31, 2007 from $3,653 in the three months ended March 31, 2006. The increase was mainly attributed to the increase in general and administrative expenses, comprised of the expenses recognized for conversion of convertible notes, costs related to being a public company including professional services related to auditing, legal and other services, costs associated with the new recruitments and operating expenses in China, and non-cash expenses recognized for stock based compensation related to stock options and warrants granted in the period pursuant to SFAS 123(R), partially offset by increased sales revenue and gross profit for the period, and the interest income amounting to $11,746 from the deposit of unused portion of the proceeds from the private placement consummated in March 2007.

Nine Months Ended March 31, 2007 Compared to Nine Months Ended March 31, 2006

Revenue

Revenue increased by $890,288 or 281.9% to $1,206,077 for the nine months ended March 31, 2007 compared to $315,789 for the nine months ended March 31, 2006. All sales revenue for the nine months ended March 31, 2007 and 2006 were generated by the IBC subsidiary from distribution of starters and alternators.

Cost of Sales and Gross Margin

Cost of sales increased by $818,112 or 289.5% to $1,100,715 for the nine months ended March 31, 2007 compared to $282,603 for the nine months ended March 31, 2006. This increase in cost of sales was primarily due to increased prices of materials such as copper during the first six months ended December 31, 2006. The Company gradually has managed to increase sales prices in the latter part of 2006, and the overall gross margin for the nine months ended March 31, 2007 was approximately 8.7%, compared to 10.5% during the same period last year.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consisted primarily of labor cost and related overhead costs for sales, marketing, finance, legal, human resources and general management. Such costs also include the expenses recognized for stock-based compensation pursuant to FAS 123(R).

SG&A expenses increased by $1,065,898 to $1,108,588 in the nine months ended March 31, 2007 from $42,690 in the nine months ended March 31, 2006. The increase was mainly attributed to the recognition of expense of $897,131 as a result of the conversion of the outstanding convertible notes in aggregate principal amount and accrued interest of approximately $100,000 into 702,132 shares of common stock, at a discount to the sale price of the shares in the private placement offering. Increase in SG&A was also attributed to the increase in costs related to being a public company including professional services related to auditing, legal and other services, costs associated with the new recruitments and operating expenses in China, and non-cash expenses amounting to $17,987 recognized for stock based compensation related to stock options and warrants granted in the period pursuant to SFAS 123(R).

Net Loss

Net loss increased by $991,897 to $1,005,124 in the nine months ended March 31, 2007 from $13,227 in the nine months ended March 31, 2006. The increase was mainly attributed to the increase in general and administrative expenses, comprised of expenses recognized for conversion of convertible notes, costs related to being a public company including professional services such as auditing, legal and other services, costs associated with the new recruitments and operating expenses in China, and non-cash expenses recognized for stock based compensation related to stock options and warrants granted in the period pursuant to SFAS 123(R), partially offset by increased sales revenue and gross profit for the period, and the interest income amounting to $11,746 from the deposit of unused portion of the proceeds from the private placement consummated in March 2007.

Liquidity and Capital Resources

As of March 31, 2007, the Company had assets equal to $13,478,097, which primarily were comprised of cash amounting to $12,871,855, as well as other current assets such as accounts receivable and inventory, and deferred compensation cost as a result of the stock options and warrants granted but unvested as of March 31, 2007. The Company’s current liabilities as of March 31, 2007 were $697,612, which primarily were comprised of trade accounts payable and accrued expenses. At March 31, 2007, the company had working capital of $12,472,104.

The cash balance increased by $12,742,057 to $12,871,855 at March 31, 2007, as compared to $129,798 at the beginning of the period. The increase was mainly attributable to cash flow from financing activities in the nine months ended March 31, 2007 which amounted to $12,476,306, as well as cash generated from operating activities which amounted to $248,054. The remaining $17,697 was the effect of exchange rate changes on cash items.

Cash flow generated from operations was $248,054 for the nine months ended March 31, 2007, primarily as a result of changes in working capital needs resulting in an aggregate increase of cash inflows. Accounts receivable and inventory decreased by $121,518 and $59,395 respectively, while accounts payable and other current liabilities increased by $159,243. Net loss of $1,005,124 was largely attributed to non-cash expenses, including a $897,131 charge for conversion of notes into common stock at a discount to market price, $17,987 of share-based compensation expense for stock options and warrants vested during the period, and $3,150 non-cash expense for rental contributed by officers and shareholders in lieu of capital contribution to the IBC subsidiary.

During the nine months ended March 31, 2007, the Company incurred no cash changes in investing activities. Equicap and Fountainhead entered into a convertible note on September 30, 2006, the principal of which was for working capital and discharge of accrued payables of Equicap. As part of the Share Exchange, Fountainhead agreed to convert the outstanding principal and accrued interest of approximately $100,000 into 702,132 shares of common stock. The note was converted on March 9, 2007 and was cancelled.

Cash flows generated from financing activities was $12,476,306, including $9,876,306 of net proceeds from the $12 million private placement net of placement commissions, advisory fees, legal expenses and other directly related costs, and $2,600,000 of proceeds from minority investment in subsidiary. On March 9, 2007, the Company completed a private placement of 8,450,704 shares of its common stock to accredited investors for a total amount of $12,000,000. The per share price of the offered shares was $1.42. The offering represented 30% of the outstanding shares of common stock after the consummation of the placement. Equicap used $8,000,000 of the proceeds to capitalize its joint venture, ZhongChai JV. The joint venture partner contributed $2,600,000 at the same time.

The net proceeds of the private placement, after payment of the other related expenses, held by Equicap and its joint venture will be primarily used for market expansion, product development and working capital and general corporate purposes. There also will be costs related to being a public company including professional services such as auditing, legal and investor relations services. The company does not have a specific plan to raise additional funds. However, in the event the company seeks to make an acquisition, make additional investment or expand its business operating scale, it may need additional capital.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB, as amended, for the quarter ended March 31, 2007.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB, as amended, for the quarter ended March 31, 2007.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this amended Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 13, 2007	EQUICAP, INC.

	By:	/s/ Peter Wang
Name: Peter Wang
Title: Chairman and President

	By:	/s/ David Ming He
Name: David Ming He
Title: Chief Financial Officer