Form 10KSB
period 2007-06-30
EQUICAP INC
filed 2007-09-28
CIK 1006840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: June 30, 2007

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________to ______________

Commission File Number 000-31091

EQUICAP, INC.
(Name of Small Business Issuer in Its Charter)

NEVADA (State of Incorporation)	33-0652593 (Small Business Issuer I.R.S. Employer I.D. Number)

10510 Hillsboro Road Santa Ana, California (Address of principal executive offices)	92705 (zip code)

(904) 507-4937
(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.001 per share

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes ☒     No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’ s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐        No ☒

Issuer’s revenues for the fiscal year ended June 30, 2007 were $1,817,264.

As of September 15, 2007, the aggregate market value of the common stock held by non-affiliates of the Registrant (14,172,328 shares) was approximately $18,424,026.

As of September 15, 2007, there were 28,169,013 shares of Common Stock, $.001 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐         No ☒

Equicap, Inc.

Annual Report on Form 10-KSB
Fiscal Year Ended June 30, 2007

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, and Section 27A of the Securities Act of 1933. Any statements contained in this report that are not statements of historical fact may be forward-looking statements. When we use the words “anticipates,” “plans,” “expects,” “believes,” “should,” “could,” “may,” “will” and similar expressions, we are identifying forward-looking statements. Forward-looking statements involve risks and uncertainties, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by forward-looking statements. These factors include our current dependence on a limited number of sources of products and customers, continuing demand for our products, pricing pressures on our products caused by demand and competition, delivery deadlines, customer satisfaction, our ability to generate sales and expand our customer base, warranty obligations and claims, integrating any enterprises acquired, operating a portion of our business in the Peoples Republic of China, currency controls and exchange rate exposure and future need for capital to expand our business.

Except as may be required by applicable law, we do not undertake or intend to update or revise our forward-looking statements, and we assume no obligation to update any forward-looking statements contained in this report as a result of new information or future events or developments. Thus, you should not assume that our silence over time means that actual events are bearing out as expressed or implied in such forward-looking statements. You should carefully review and consider the various disclosures we make in this report and our other reports filed with the SEC that attempt to advise interested parties of the risks, uncertainties and other factors that may affect our business.

For further information about these and other risks, uncertainties and factors, please review the disclosure included in this report under “Part I, Item 1, Description of Business - Risk Factors.”

PART I

Item 1.	Description of Business

Background of Equicap

Reincorporation of Equicap

Equicap, Inc. was incorporated on March 13, 2002, for the purpose of entering into a merger with and redomiciling its predecessor, Equicap, Inc., a California corporation ("Equicap California"). Effective January 25, 2005, Equicap California was merged with and into Equicap in a statutory merger based on management's belief that Nevada law is more advantageous to a corporation than California law. Equicap was considered a blank check company prior to the acquisition of Usunco Automotive Limited, a British Virgin Islands company (“Usunco”).

Predecessor Corporation to Equicap

Equicap's predecessor, Equicap California, was incorporated under the laws of the State of California on March 1, 1995, under the name of VWR Acquisition company, Inc. ("VWR"); the name was later changed to Equicap, Inc. Equicap's business activities prior to July 1996 were that of an investment banking and consulting firm whose business plan was to assist its clients by infusing capital into them and utilizing its experience to assist its client companies in getting their products or services to market. Equicap anticipated "incubating" client companies. Equicap issued 5,500,000 shares of its common stock in March 1995, to its founders in consideration of cash and services rendered. In March 1995, 200,000 shares of its common stock were issued to an investor for approximately $137,000 in cash. All the shares were treated as "restricted securities" within the meaning of the rules under the Securities Act of 1933, as amended (“Act”). Then in October 1995, approximately 4,022,115 common shares were voluntarily cancelled by the shareholders, reducing the number of outstanding shares to 1,677,885.

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

Equicap became dormant in July 1996 when the company's board of directors determined that its original business plan could not be executed, and that the business of BBU could not be developed, due to the lack of operating capital and the lack of prospects to raise adequate funding.

On June 19, 1998, Equicap issued 5,000,000 shares of its common stock to Stephen M. Siedow, the former President of the company, for services and costs advanced on behalf of Equicap that were valued at $5,000 in the aggregate. These shares were issued as "restricted securities."

On July 31, 1998, Equicap's common stock underwent a reverse split in which each 100 of the issued and outstanding shares were changed into one share, which decreased the number of issued and outstanding shares from 7,442,005 to 74,732. On December 29, 1999, Equicap issued 100,000 shares of its common stock to Mr. Siedow for services and fees and costs advanced on behalf of Equicap that were valued at $10,000 in the aggregate, which also were treated as "restricted securities." These shares have been registered for sale by Mr. Siedow under a registration statement.

On January 18, 2000, Equicap's common stock underwent a reverse and forward split of the common shares in which (i) each 50 of the issued and outstanding shares were changed into one share,

with each fraction being rounded up to a whole share, and (ii) immediately following the reverse split, each resulting share was changed into 100 shares. Upon conclusion of the January 2000 recapitalization, Equicap had 390,100 common shares issued and outstanding.

2007 Share Exchange

Equicap and Usunco entered a Share Exchange Agreement on March 7, 2007, which was consummated on March 9, 2007. Under the Exchange Agreement, Equicap acquired all the outstanding equity securities of Usunco in exchange for 18,323,944 shares of common stock of Equicap, and thereby Equicap acquired Usunco as a wholly-owned subsidiary. Prior to the Share Exchange, Equicap was a shell company with nominal assets and operations.

Each share of common stock of Equicap issued in the exchange to the former shareholders of Usunco is restricted stock, and the holder thereof may not sell, transfer or otherwise dispose of the shares without registration under the Act or an available exemption there from. No registration statement covering these shares has been filed with the Securities and Exchange Commission or with any state securities commission. In addition, some of these shares are subject to lock up agreements and a pledge of shares for the benefit of the investors in the offering, described below, and none of these persons have registration rights.

The Exchange Agreement provides that the principal shareholders of Equicap immediately before the Share Exchange have piggy-back and demand registration rights as provided in a registration rights agreement executed with the investors in the offering, described below.

In connection with the Exchange Agreement, Equicap engaged Fountainhead Capital Partners Limited, to act as a financial advisor for Equicap in connection with the Share Exchange. At the closing of the Share Exchange, Fountainhead was paid an advisory fee of $450,000.

In connection with the Share Exchange, vFinance Investments, Inc. provided advice in connection with the Share Exchange and was issued 161,633 shares of common stock as compensation. These shares have registration rights described below.

Since the former shareholders of Usunco own approximately 65% of the shares of common stock of Equicap, the former shareholders of Usunco have control of Equicap. As a result, Usunco is deemed to have been the acquiring company in the Share Exchange, and for accounting purposes, the Share Exchange transaction is treated as a reverse acquisition with Usunco as the acquirer and Equicap as the acquired party.

Conversion of Convertible Note of Equicap

Equicap and Fountainhead Capital Partners Limited, then an affiliate of Equicap, entered into a convertible note on September 30, 2006, the principal of which was for working capital and discharge of then accrued payables of Equicap. The note was due December 31, 2007, and carried an annual interest rate of 3%. As part of the Share Exchange, Fountainhead agreed to convert the outstanding principal and accrued interest of approximately $100,000 into 702,132 shares of common stock, contingent on the closing of the Share Exchange. The rate of conversion was negotiated in connection with the acquisition of Equicap between the Usunco stockholders and Fountainhead, and represented a significant discount to the sale price of the shares in the private placement offering. Upon the conversion, the note was cancelled. The shares were issued as “restricted stock”. Fountainhead was granted piggyback and demand registration rights for these shares.

Private Placement Offering

As a condition to the Share Exchange, Equicap and Usunco conducted a private placement offering of its common stock to accredited and institutional investors (“investors in the Offering”) in which Equicap raised gross proceeds of $12 million (“Offering”) from 11 investors. After commissions and expenses related to the Offering and the $450,000 advisory fee payable to Fountainhead, Equicap received net proceeds of approximately $10,000,000 in the Offering. The investors were issued an aggregate of 8,450,704 shares of common stock, then representing approximately 30% of the issued and outstanding common stock of Equicap. The price per share of common stock was $1.42.

vFinance Investment, Inc. was the exclusive placement agent for the Offering. For their services as placement agent, Equicap paid vFinance a fee equal to approximately $983,000 and reimbursed expenses of approximately $120,000. In addition, Equicap issued to vFinance a five-year warrant to purchase an aggregate of 422,535 shares of common stock at an exercise price of $2.13 per share (“Agent Warrant”). The Agent Warrant vests over three years, and once vested is exercisable in whole or in part from time to time prior to March 6, 2012. In certain circumstances, the Agent Warrant may be exercised on a cashless basis. Upon the expiration of the warrant exercise period each warrant will expire and become void and of no value. The exercise price and number for which the warrant is exercisable are subject to adjustments in certain events such as mergers, reorganizations or stock splits, to prevent dilution. The holder of the warrant will not possess the rights that the shareholders have unless and until the holder exercises the warrants and then only as a holder of the common stock.

Registration Rights for Investors, vFinance and Former Stockholders

In connection with the Offering, Equicap granted registration rights to the investors in the Offering, the holders of the Agent Warrant and the shares issued to vFinance, and under the terms of the Share Exchange certain former principal shareholders of Equicap were granted piggy-back and demand registration rights for their respective shares of common stock. Equicap entered into one registration rights agreement with the aforementioned persons. Equicap agreed to register the sale of the 8,450,704 shares of common stock issued to the investors in the Offering, the 161,633 shares of common stock issued to vFinance, the 422,535 shares of common stock underlying the Agent Warrant and the 1,161,632 shares (including 702,132 shares issued on conversion of the Fountainhead note) held by the former principal shareholders of Equicap. In addition, if the make good shares (described below) are distributed to the investors, Equicap will be obligated to register these shares in addition. If any of the above shares are not eligible for registration because of the rules and regulations of the Securities and Exchange Commission, when they are eligible for registration, Equicap will be obligated to take such action to have them registered for sale by the holder by filing successive registration statements. The initial registration statement for sale of the common shares had to be filed by Equicap within 45 days of the closing date of the Offering, and it was to be declared effective within 150 days of the closing date of the Offering, and if these actions were not achieved by those dates then Equicap had to pay each of, and only, the investors 1% of the share purchase price paid by such investor for each month thereafter that the investors cannot publicly sell the shares of common stock covered by that registration statement. Equicap met the filing requirement but not the effectiveness requirement, and it paid $32,000 in penalties to the investors. The same penalties for the failure to file or have declared effective a registration statement within the stated time periods and maintain its effectiveness also apply to the subsequent required registration statements. The maximum penalties under the liquidated damages provision payable to the investors is 10% of the share purchase price paid by the investors in the Offering. The above timing and number of shares are subject to various conditions, and the registration statements are subject to the rules and regulations of the SEC and the staff interpretations thereof. The registration statements required for the investors and vFinance under the registration rights agreement must be kept effective until all the shares of these parties are sold or may be sold without limitation under Rule 144k.

The former principal shareholders of Equicap who have piggy-back registration rights also have a demand registration right after all the shares of the investors in the Offering, the holders of the Agent Warrants and vFinance have either been sold or may be sold without limitation under Rule 144k. The company is obliged to keep this registration statement effective until all the shares have been sold or are eligible for sale under Rule 144k.

A registration statement which satisfies the above registration rights has been filed and declared effective for all the above shares of the investors, the holders of the Agent Warrants, vFinance and the former shareholders of Equicap. No assurance can be given that Equicap will be able to maintain the effectiveness of the registration statement.

Right of First Refusal

For a period of one year after the earlier of: (i) effective date of the first registration statement filed for the sale of common stock by the investors in the Offering (August 13, 2007), or (ii) the first date on which any of the shares of the investors in the Offering otherwise becomes tradable according to Rule 144, those investors will have a right of first refusal to acquire any equity securities offered by Equicap, other than in excluded offerings which are defined in the Securities Purchase Agreement. The offering will be on a pro rata basis, and investors participating in the new offering may acquire those securities not taken up by other investors.

Make Good Escrow Agreement

In connection with the Offering, for the benefit of the investors, eight of the former shareholders of Usunco, some of whom are the officers and directors of Equicap, have agreed to place into escrow an aggregate of 10,140,846 shares of common stock issued in the Share Exchange. These are referred to as the “make good shares.” The make good shares will act to adjust the investment of the investors in the Offering by increasing their holdings if the financial targets are not achieved by management as described in this section.

If the consolidated financial statements of Equicap for the fiscal year ending June 30, 2007, prepared in accordance with United States generally accepted accounting principles, consistently applied, reflect either (i) less than $2,320,000 of after-tax net income or (ii) earnings before income tax provision and before minority interest of less than $3,200,000, then 3,042,254 shares of common stock in escrow will be distributed to the investors on a pro rata basis for no additional consideration. If either (i) the earnings per share reported in the Annual Report on Form 10-KSB of Equicap for the fiscal year ending June 30, 2008 is less than $0.343 on a fully diluted basis (as equitably adjusted for any stock splits, stock combinations, stock dividends or similar transactions), (ii) the earnings per share before income tax provision and before minority interest of the company for the fiscal year ending June 30, 2008, is less than $0.446 on a fully diluted basis (as equitably adjusted for any stock splits, stock combinations, stock dividends or similar transactions), (iii) the after tax net income reported in the Annual Report on Form 10-KSB of the company for the fiscal year ending June 30, 2008, is less than $10,000,000, or (iv) the earnings before income tax provision and before minority interest reported in the Annual Report on Form 10-KSB of the company for the fiscal year ending June 30, 2008, is less than $13,020,000, then 7,098,592 shares of common stock in escrow will be distributed to the investors on a pro rata basis for no additional consideration. For purposes of determining the above amounts, if the release of the make good shares causes a charge or expense reflected on the company financial statements, then these will be ignored for purposes of the determination of the earnings before income tax provision and before minority interest, after-tax net income and earnings per share amounts. Also, the effects after the closing of the Offering of changes in China’s tax law and regulation for the purpose of equalization of taxes between domestic and foreign entities, if any, will be excluded from calculation of the earnings before income tax provision and before minority interest, after-tax net income and earnings per share amounts and any registration penalties accrued or paid, other than for a filing failure, will be excluded as an expense of the company. Any make good shares not distributed to the investors will be returned to the persons who placed them in escrow. Any make good shares issued to the investors will be subject to the registration rights under the Registration Rights Agreement.

The escrow agent is Securities Transfer Corporation, and vFinance has the authority to instruct the escrow agent to distribute the make good shares at the appropriate dates either to the investors or to the depositing shareholders. The distributions are to take place within 10 business days after the filing of the Form 10-KSB (or equivalent) Annual Report with the SEC by the company.

While the make good shares of common stock are in escrow, the eight former equity owners of Usunco who placed them with the escrow agent will have the right to vote the shares and receive the benefits incident to the ownership of the shares, including the right to receive dividends. The investors will have the right to receive the escrowed shares whether or not they hold the shares they acquired in the offering, and they will have the right to assign their rights to receive the shares while they are in escrow.

Lock Up Restrictions

Stockholders of Equicap who are the officers and directors or their affiliates, holding an aggregate of 14,177,989 shares of common stock, entered into a lock up agreement under which they will be prohibited from selling or otherwise transferring any of their shares of common stock for a period ending the later of (i) twelve (12) months following the effective date of the initial Registration Statement (August 13, 2008), or (ii) two years after the consummation of the Share Exchange (March 9, 2009). In addition, a portion of these shares are subject to the make good agreement which will prevent a portion of these shares from being available for sale until the filing of the Form 10KSB Annual Report for the fiscal year ending June 30, 2008.

As part of the share exchange transaction between Equicap and Usunco, the former principal stockholders of Equicap have entered into lock up agreements governing an aggregate of 1,161,632 shares which provide that they will not sell or otherwise transfer their shares for a period of 365 days from the closing of the Share Exchange (March 8, 2008). The lock up is subject to a release of one-twelfth of the shares each month following the closing of the exchange transaction whether or not they are sold.

Usunco Automotive Limited

Usunco Automotive Limited (“Usunco”) was organized in the British Virgin Islands as a limited liability company on April 24, 2006. Usunco owns 100% of the equity interest of IBC Automotive Products, Inc. (“IBC”), the North American arm of its business, and 75% of the equity interest of Zhejiang ZhongChai Machinery Co., Ltd. (“ZhongChai JV”), which serves as the China arm of its business. These two subsidiaries also form the two business segments of the Company. The North America/Auto Parts Segment, represented by IBC, focuses on sourcing automotive parts and products from China and distributing them in North America and other regions. The China/Diesel Power Segment, represented by ZhongChai JV and its subsidiary, focuses on distribution of mid-sized diesel engines and engine related products, and manufacturing of gears and transmission systems, for the industrial and agricultural equipment markets in China.

IBC was incorporated on May 14, 2004 in the State of California and is headquartered in Santa Ana, California. IBC specializes in sourcing automotive parts and products from the China and distributing them in North America and other regions. IBC also introduces the designs of new product lines of automotive parts demanded by their customers in North America to manufacturers in China for their development and manufacturing. IBC primarily distributes parts, such as alternators and starters, to retailers, wholesalers and other US master distributors in the automotive replacement parts sector. Its current customers include, among others, Maxpower, LTD/Visteon, Remy, Cardone, BBB/OCA, Dixie and Dorset. End-users of parts and products sourced from IBC include, among others, O’Rilleys, Pep Boys, Worldpac/Carquest, and Dura International.

ZhongChai JV is a Sino-foreign equity joint venture established in the PRC by Usunco, and a local party in China, Xinchai Holding Group Co., Ltd. ("Xinchai Holding"). The ZhongChai JV seeks to distribute mid-sized diesel engines and engine related products for the industrial and agricultural equipment markets throughout China and in the future it will attempt to expand its distribution internationally, most likely to the other markets in Asia.

The ZhongChai JV was approved by local authorities in the PRC as a Sino-foreign joint venture company with limited liability to be operated for a term of 25 years. Usunco and Xinchai Holding have contributed $8 million and $2.6 million in cash for 75% and 25% equity ownership, respectively, for an aggregate amount of $10.6 million in registered capital for the joint-venture. The registered capital may be used as general working capital for it operations and other corporate purposes.

The operation of ZhongChai JV is governed by a binding Joint Venture Agreement entered into between Usunco and Xinchai Holding (the “JV Agreement”). Pursuant to the JV Agreement, the board of directors of ZhongChai JV consists of four directors, of which, Usunco has the right to designate three directors and Xinchai Holding has the right to designate one director. All material issues and actions of ZhongChai JV require approval by a majority of the Board.

On July 6, 2007, ZhongChai JV completed the acquisition of all the outstanding equity of Zhejiang Shengte Transmission Co., Ltd. (“Shengte”). Shengte is a company organized under the laws of the PRC. The equity interest was acquired for approximately $3,7000,000, in cash. Shengte manufactures and distributes gears mainly used with diesel engines for industrial and agricultural machinery. Shengte was founded in 2006.

Products

As Usunco continues to implement its business plan, it will build and expand distribution of diesel engine and engine related products for the industrial and agricultural equipment markets primarily within China and auto part products primarily in North America.

Diesel Engine Products

The primary focus of the company is on its distribution business to be conducted through the ZhongChai JV. Its initial business purpose is improvement of the marketing of the diesel engines manufactured by its joint venture partner. In time, it will seek to distribute additional diesel engine and other engine related products, some of which may be manufactured by its joint venture partner, its subsidiaries or by others. The company also will seek to introduce new diesel engine designs or modifications and parts that will be the basis of more efficient and less costly engines and end products. ZhongChai JV currently offers its customers a four-cylinder, medium-sized diesel engine. The medium-sized diesel engines range from 30 to 60 hp and are used principally in the following applications:

•	Industrial equipment, including forklifts, excavators, construction equipment, power generators;

•	Agricultural equipment, including tractors, combined harvesters, water pumps, and other farming equipment; and

•	Automobiles, particularly 3.5 ton trucks and light duty commercial vehicles.

Gears

As a result of the acquisition of Shengte, Usunco’s products will include gears. These are primarily used with diesel engines for industrial and agricultural machinery.

Auto Parts Products

Usunco’s distribution arm in the United States, IBC, imports and distributes automotive parts and products, such as starters and alternators. These are sold to various distributors and wholesalers in the North America and other regions. IBC sources its automotive products from various manufacturers in China. IBC also introduces to its supplying manufacturers in China new auto part designs sourced from North American companies so that they may be manufactured to IBC’s client specifications.

Exclusive Distribution Agreement

ZhongChai JV has an exclusive distribution agreement with Xinchai Holding dated as of January 28, 2007. The distribution agreement was agreed upon in connection with setting up the joint venture, ZhongChai JV of which both Usunco and Xinchai Holding are the owners. The term of the agreement is for 25 years, and it is governed by the laws of the PRC.

ZhongChai JV is appointed the world wide, exclusive distributor for all the current and future diesel engine and diesel engine related products of Xinchai Holdings. As such, Xinchai Holdings is prohibited from appointing any third party as a distributor, sales or other agent or representative for distribution, marketing, sale, commercialization or other disposition of the products subject to the agreement, and it is not permitted to appoint on a limited product or territory basis any other parties to sell or commercialize, including by license, the products. In addition, it is required to refer purchase inquiries to ZhongChai JV. Xinchai Holdings also will not develop internal sales and marketing capabilities of the products under the distribution agreement. ZhongChai JV has the right of first refusal to act as the exclusive distributor for products to be marketed and sold by Xinchai Holdings that are outside the scope of diesel engines and related products.

ZhongChai JV is obligated to use its commercially reasonable efforts to sell, distribute and export the products under the distribution agreement for which it acts as distributor. ZhongChai JV may not distribute, sell or export diesel engines and related products produced by other parties, except those produced by Xinchai Holdings. It may use sub-distributors, sales agent and other companies, persons and organizations in order to achieve this objective. The pricing of the products under the distribution agreement will be determined by both parties on a regular basis.

Xinchai Holdings will provide sales and technical support to ZhongChai JV, as requested. Such support, among other things, will include maintenance and service instructions, operations manuals, installation kits, and technical training.

Xinchai Holdings is the owner of various intellectual property used in the design and manufacture of the products under the distribution agreement. Although it will retain such ownership, ZhongChai JV has the right to use such intellectual property in its marketing and sales efforts on a royalty free basis. This generally covers copyrights, trademarks and similar or related intellectual property.

Market Overview

The company products will be sold internationally, with a dual market emphasis on China and North America. The ZhongChai JV will focus on the domestic market in China, and IBC will focus on North America as well as certain other markets.

The principal market for ZhongChai JV is manufacturers of industrial and agricultural equipment and light trucks located in China. The principal market for IBC is the wholesalers of aftermarket and replacement automobile parts. The products that ZhongChai JV distributes are those that are used as components in its customers’ final products, such as forklifts, excavators, construction equipment, tractors, water pumps and other machinery. The products that IBC currently distributes are automobile starters and alternators.

The domestic market in China for diesel engines and engine-related products has grown in recent years because of the increase in domestic demand driven by country wide economic growth, the real estate boom and urban expansion. In addition, beginning in 2005, because of the favorable government policies towards farmers in China, the PRC agricultural equipment market has been a growing market for the products like those of the company. As a result, the company has seen growth in all sectors of the diesel engine market in recent years, and especially that industrial equipment and agricultural equipment.

The diesel engines and engine-related products that ZhongChai JV distributes to industrial equipment manufacturers are mostly for material handling equipment (“MHE”), such as forklifts. Diesel engines are also used in various forms of agricultural equipment, such as tractors and harvesters. Diesel engines and engine-related products are also designed and manufactured for the light duty truck market (LTD).

China is becoming a major manufacturing base for worldwide automotive parts and components. Over the last several years, the company believes that a number of major original equipment manufacturers in the United States and Europe have announced sourcing programs which will represent a significant amount, in both dollars and pieces, of auto parts from China. Both the domestic market and the export market are expected to continue growing in near future.

Customers

The majority of the company’s customers in its diesel engine-related business are original equipment manufactures operating in China. These manufacturers typically integrate diesel engines with other components into their final products, such as forklifts, excavators, tractors and light duty, trucks. ZhongChai JV expects that its largest customer base will be in forklift sector. The company will attempt to sell to some of the largest forklift manufacturers in China, including Zhejiang Hangcha Engineering Machinery Co., Ltd. (a.k.a. Hangzhou Forklift).

Original equipment manufacturers in the agricultural market are typically those which produce agricultural vehicles and machines for the domestic market. These include Ningbo Benye Tractor & Automobile Manufacture Co., Ltd. (formerly First Tractor), Beiqi Foton Motor Co., Ltd., Shandong Shifeng Group, Jiangsu Yanchen Tractors Ltd., Guilin Combined Harvester Ltd., Hyundai Agricultural Equipment (Huzhou) Combined Harvester Co., Ltd. The company will also attempt to supply diesel engines to manufacturers of medium and light duty trucks, such as FAW-Hongta Yunnan Automobile Co., Ltd. and Anhui Jianghuai Automobile Co., Ltd.

The company also plans to become the supplier of diesel engines to manufacturers of excavators, power generators, and other machinery. It is anticipated that these customers will constitute only a small part of our total diesel engine and related product sales.

Internationally, through IBC, the company distributes automotive parts, most of which are made in China, to distributors and wholesalers. The company focuses particularly on starters and alternators, for sale primarily in the North American aftermarket and replacement sector. The current customers include Maxpower Rebuilders, Inc., LTD/Visteon, Cardone, BBB/OCA, Dixie and MPA, and the end

users of our products include Pep Boys, Worldpac/Carquest, and Ford.

Principal Customers

For the fiscal year ended June 30, 2006, our principal customers were BBB/OAC, Ltd/Visteon and Maxpower Rebuilders, Inc., representing approximately 27%, 37 % and 13%, respectively, of our fiscal year sales. For the fiscal year ended June 30, 2007 these same customers, as well as another new customer in China, Zhejiang Xinchai Power Co., Ltd., represented approximately 25%, 30%, 15% and 20%, respectively, of our consolidated sales. The company performs appropriate credit checks before orders are accepted and invoices are issued. Most accounts are collected with 90 days. Customers generally do not provide long term volume purchase commitments. Rather, transactions are based on non-binding purchase plans which provide only purchase forecasts and state basis terms.

Product Returns and Warranties

The company does not provide a right of return if the customer does not see the products in a timely fashion. The company generally provides a one-year limited warranty covering manufacturing defects and functional failures of products. After evaluation and confirmation, the company will either replace the defective product, or accept returns by crediting the customer account. Replacements and returns, and handling costs will be passed through to suppliers.

Sales And Marketing

The company’s primary operations are the sale and marketing of diesel engines, engine-related products and automotive parts. It currently conducts its sales and marketing through its two operating entities, ZhongChai JV and IBC.

The company plans to acquire customers in China by developing the network of original equipment manufacturers which currently use diesel engines manufactured by Xinchai Holdings. The company intends to implement sales and marketing methods and systems which are more efficient relative to current market standards and practices in the manufacturing sector in China. Specifically, the company will focus on customer awareness and meeting customer needs for after sales support. It will also try to employ timed delivery of products to reduce the need to carry inventory. The after sales support will include providing technical training programs on products for customers, ensuring parts availability, efficient delivery logistics for such parts and efficient servicing of the diesel engines the company sells. In addition, the maintenance of the quality for the products the company distributes, as well as Xinchai Holdings’ reputation among manufacturers in China for producing quality diesel engines are factors in the sales and marketing. The company intends to use the “Usunco” brand name to market products internationally, outside of China.

In order to expand the customer base, the company’s sales representatives will approach Chinese original equipment manufacturers of forklifts, tractors, excavators and construction equipment as well as other industrial or agricultural equipment manufacturers, through referrals and trade shows. The company’s marketing efforts to develop new customers will emphasize its attention to customer awareness and after sales support.

Typically, the customers of these products will provide the supplier with a forecast and a desired shipment schedule up to one year in advance, which are reviewed quarterly, and in some cases monthly. The company’s customers usually will issue to the company an irrevocable purchase order combined with the firm shipment schedule three months prior to shipment.

With respect to the international market, the company markets to the aftermarket auto parts replacement sector through its subsidiary, IBC. It determines what products wholesalers, distributors and retailers in this sector require, and then it sources them from a selected group of manufacturers in China. IBC finds its customers through referrals and trade shows in the aftermarket parts sector. A customer will usually provide IBC with certain specifications for the product they require. IBC works closely with qualified manufacturers in China to meet the technical specifications and cost requirements of those customers. It then approves manufactured samples and obtains a trial order for our customers. Once this process is completed, IBC works with the customer on the forecast, shipment schedule and payment term. Subsequently, it issues orders to the factories of auto parts suppliers and IBC’s team in China follows up with local manufacturers to ensure quality control and timely shipment.

Suppliers

IBC sources automotive parts and products from various manufacturers in China. The current auto parts distributed by IBC on the international market are mainly starters and alternators. These products are sourced mainly from SIIG International, Zhejiang Yongkang Boyu and Wuxi Susun in China. IBC also distributes other auto parts such as brake pads sourced from other various suppliers. Currently, diesel engines are sourced from Xinchai Holding, our joint venture partner in ZhongChai JV, based on the exclusive distribution agreement. The diesel engines supplied by Xinchai Holding are mainly four-cylinder midsize engines of 30 to 60 hp suited for industrial and agricultural equipment and light truck applications. Gears are mainly produced by Zhejiang Shengte Transmission Co., Ltd., which is a wholly owned subsidiary of Zhongchai JV.

Principal Suppliers

For the fiscal year ended June 30, 2006, the principal suppliers of the company were SIIG International Inc., Zhejiang Yongkang Boyu and Wuxi Susun, representing 43%, 21% and 12%, respectively. For the fiscal year ended June 30, 2007, the principal suppliers of the company were SIIG, Zhejiang Shengte and Yongkang Boyu, representing 37%, 21% and 13%, respectively, of the Company’s consolidated purchases. The company does not have any long term supply agreements with any of these companies, and it purchases products on the basis of purchase orders.

Except for the joint venture relationship with Xinchai Holding, and later acquisition of Shengte in July 2007, none of our suppliers have any ownership in the company or any relationship with the insiders of the company.

Distribution

For our diesel engine and gear business, currently we ship finished products directly to our customers from the source manufacturer’s warehouse. Our ZhongChai JV will endeavor to avoid maintaining any physical inventory of diesel engines. For our automotive parts business, we do not maintain inventories in China. However, IBC maintains a warehouse in Ontario, California to receive returned products which are still under warranty and to refurbish them locally. IBC will sometimes keep inventories in California when there is a receipt of a firm order from its customer.

Most of the orders received by IBC are container based with the shipment pre-scheduled. In most of cases IBC arranges for shipments directly from the suppliers in China to the customers’ warehouse in another country.

Competition

There are approximately 100 diesel engine manufacturers in China. These manufacturers typically distribute their engines in China through their internal marketing teams or through a subsidiary specifically established for the purpose of distributing their products. The break down related to size of engine for these companies is as follows:

•	Approximately 10 companies sell large-sized diesel engines;

•	80 sell medium-sized diesel engines; and

•	10 sell small-sized diesel engines.

Most of our competitors, particularly in medium-size diesel engine market, are smaller manufacturers, limited by their production capacity, research and development capability and the size and sophistication of their distribution team. The largest diesel engine manufactures in China are:

•	YuChai Machinery Co., Ltd.;

•	Weichai Powers Co., Ltd.;

•	Anhui QuanChai Co., Ltd.;

•	Yangzhou Diesel Engine Co. Ltd; and

•	ChangChai Co., Ltd..

YuChai Machinery, WeiChai Power, and Anhui QuanChai produce and sell four-cylinder and six-Cylinder diesel engines and focus primarily on engines for road vehicles such as for cars, trucks, and buses. Both YuChai and WeiChai are companies publicly listed in United States and Hong Kong. Some of their diesel engines are also manufactured for boats. Yangzhou Diesel Engine and ChangChai produce primarily four-cylinder diesel engines and mainly sell to original equipment manufacturers that produce road vehicles and agricultural equipment. Both companies have larger market shares in this mid-sized engine space than Usunco in the agricultural market. There are also some companies selling compressed natural gas and liquefied petroleum gas fuel system engines in China for automotive applications. These companies present competition to us in the truck and light duty commercial vehicle market.

In addition to these local domestic competitors in China, there are foreign competitors, primarily from Japan, Korea, and the United States. These companies include Nissan, Mitsubishi, Hyundai, General Electric. These well established foreign competitors have superior quality products with better financing terms than we generally can provide our customers. They also have better brand reputations and more marketing coverage for their distribution in China than the company. These competitors dominate the high-end and large engines markets internationally and in China. However, due to the price advantages we have in the mid-size diesel engine space, as well as our strong local supporting networks in comparison with the foreign competitors within the mid-tier domestic market, foreign companies usually will not be able to effectively compete against Usunco. This is especially true in the forklift market which will constitute the company’s largest market.

We also face competition from other power sources in the engine market, such as electrical motors. There is a trend in the market that industrial equipment such as forklifts will employ electrical motors because they are more environmentally friendly. Although electrical motors may have reduced power when compared with the diesel engines we plan to sell, we anticipate that we will face competition against our sales in the small forklift market where the power produced by electrical motors is sufficient for the smaller loads of these sized vehicles. Currently, the company estimates, based on its own assessments, that about 10% of forklifts sold in China use electrical motors. The company believes that this percentage is likely to grow to 20% over the next 5 to 10 years. We believe that we will need to deal with this challenge by introducing cleaner emission technology to Xinchai Holdings and our other future suppliers of diesel engines in China.

With respect to the auto parts market, we have competition from two principal sources, including other international distributors and manufactures in China who export and distribute to the international market directly. Some of the international distributors in our sector have better branding, distribution platforms, and financial capabilities than IBC. These companies source auto parts directly from manufactures in China and distribute them on the international market using their established sales channels and distribution networks. These competitors in North America include companies like WAI, American Automotive Parts, Inc., Arrowhead Electrical Products, Inc., DuBois Marketing Inc., and UniPoint Electrical Mfg. Co.

Governmental Regulation

In China, engine products that are used on vehicles are subject to Limits and Measurement Methods for Emission from Light-Duty Vehicles (III IV) - GB 18352.3-2005 approved by China Environment Protection Agency (EPA) on April 5, 2006, and to be effective on July 1, 2007, which requires vehicles specified therein to meet the EU III standard after July 1, 2007, and the EU IV standard after July 1, 2010.

The China EPA, so far, has not enforced emission requirements for industrial and agricultural equipment that use engines as power source.

Engines exported to other countries are subject to their respective local environmental protection requirements and occupational safety and health laws. Many aspects of these laws and regulations are generally enforced through the export agencies and customs authorities. Because the standards in the importing nations are usually quite clear and defined for the products we import, these regulations are easy to comply with, and the company does not anticipate any issues in having to comply with or satisfying them.

Legal Proceedings

The company is not a party in any bankruptcy, receivership or other legal proceeding, and to the best of its knowledge, no such proceedings by or against the company have been threatened.

Employees

As of June 30, 2007, the company employed either directly or through its subsidiaries approximately 27 individuals in the United States and China, consisting of 5 executives and managers, 2 product development personnel, 8 sales and marketing personnel, and 12 administrative and support personnel. The employees are not currently represented by any labor union or similar collective bargaining group.

Risk Factors

Risks Related to Our Business

We anticipate that a significant portion of our revenue will be from our planned distribution of diesel engines and related products, which we purchase from one single supplier. We have considerable risk related to the reliance on the sole supplier which could have a detrimental consequence to our long term viability.

We anticipate that a significant portion of our revenues in the nearer term will be from the distribution of diesel engine products which we will purchase from Xinchai Holding Group Co., Ltd. and its subsidiary, Xinchai Diesel Engine Co., Ltd. Zhejiang ZhongChai Machinery Co., Ltd., and such distributorship is based on an exclusive distribution agreement between Xinchai Holding and ZhongChai

Machinery, whereby ZhongChai Machinery serves as Xinchai’s sole agent responsible for distribution of all of the latter’s diesel engines and related accessories. We face risks inherent in relying on a single supplier for our most important products. If Xinchai Diesel supplies products that are defective or defaults, experiences disruptions in supplying us, or experiences any other events that affect our supply of marketable products, there could be considerable detrimental consequences to our reputation, market image, financial results and long term viability.

The customers of Xinchai Diesel Engine may not want to source from us directly.

The customers of Xinchai Engine, which are mostly original equipment manufacturers, may not want to sign supply contracts directly with ZhongChai JV which serves as a distributor or middleman. These customers may prefer to deal directly with the manufacturer for quality assurance, product delivery, product improvement, product modification, and product liability reasons. because ZhongChai JV is not the original source of the products. This may impact the sales efforts of ZhongChai JV and result in less growth as well as loss of sales.

Our revenues will decrease if there is less demand for industrial and agricultural equipment or medium and light duty commercial vehicles in which our products are installed.

We believe our principal customers will be manufacturers of industrial and agricultural equipment and of medium and light duty commercial vehicles. Our products will be part of the larger end product of these manufacturers, including things such as fork lifts, excavators, construction equipment, tractors, pumps and other machinery. If sales of industrial and agricultural equipment or medium and light duty commercial vehicles decrease, then the demand for our major products and our revenues would likewise decrease.

We will continue to be under downward pricing pressures on our diesel engine and other engine products from our customers and competitors which may adversely affect our growth, profit margins and net income.

We will face continuing downward pricing pressure from our customers and competitors as products similar to ours are sourced in different developing economies, new engine manufacturers offer better priced products and improved products are offered in the market place. To retain our existing customers and gain new ones, we will have to continue to keep our unit prices competitive and possibly improve or expand our product offerings. In view of our need to maintain competitive prices on our products, our growth, profit margins and net income will be affected if we cannot effectively continue to control our sourcing and other costs.

Our contracts with our customers generally will be short-term and do not require the purchase of a minimum amount, which may result in periods of time during which we have limited orders for our products.

Our customers generally do not provide long-term volume purchase commitments. Although we anticipate receiving non-binding purchase plans from significant customers who will have continuing demand for certain products, these plans provide only purchase forecasts and state terms such as price, payment method, payment period, quality standards and inspection and similar matters rather than provide firm, long-term commitments to purchase products. As we are not likely to have many long term contracts for the majority of our sales, we could have periods during which we have no or only limited orders for our products, but will continue to have to pay the costs to maintain our work force and our operating facilities and to service our indebtedness without the benefit of current revenues.

We will face short lead-times for delivery of products to customers. Failure to meet delivery deadlines could result in the loss of customers and damage to our reputation and goodwill.

We will have to enter into many customer purchase agreements prior to ordering from our suppliers. However, these purchase agreements typically contain short lead-times for the delivery of products, leading to production and manufacturer supply schedules that can reduce our profit margins on the products procured from our suppliers. Our suppliers may lack sufficient capacity at any given time to meet all of our customers’ demands if orders exceed their production capacity. We will strive for rapid response to customer demand which can lead to reduced purchasing efficiency and increased procurement costs, therefore reducing margins. If we are unable to sufficiently meet our customers’ demands, we may lose our customers. Moreover, failure to meet customer demands may damage our reputation and goodwill.

If our selling efforts generate rapid growth in demand, we may not be able to respond effectively if our sources of supply or capital are not adequate resulting in lost business opportunity.

If we are successful in our marketing plans resulting in significant market growth and demand for our products, we will be required to deliver larger volumes of products to our customers. Meeting any substantial demand will require us to increase our need to source a sufficient amount of quality products that meet our customers’ requirements, either from Xinchai Diesel or other sources. Such demand would require our current suppliers, and in particular Xinchai Diesel, to expand their production capacities, or it will necessitate our securing additional qualified suppliers. In addition, we may require more working capital than we currently have available to support new supply arrangements or additional inventory. The failure to be able to meet demand for our products may result in customers seeking other sources of supply and may adversely affect our reputation as a ready and consistent supplier.

Because of market conditions, we will have to grant relatively long payment terms for accounts receivable which can adversely affect our cash flow.

As is customary in China, for competitive reasons we will have to grant relatively long payment terms to most of our China based customers (generally 45-60 days for our original equipment manufacturing customers). As a result of the size of many of our orders, these payment terms may adversely affect our cash flow and our ability to fund our operations out of our operating cash flow. In addition, the reserves we will have to establish for our receivables may not prove to be adequate in view of an actual experience of bad debts. The failure of our customers to pay us timely would negatively affect our working capital, which could in turn adversely affect our cash flow.

Because our customers are likely to be large manufacturers, they generally will be placing large orders for our products and require their prompt delivery which will impact our working capital. If our customers do not use our products and sell the final end products in a timely fashion to generate their income, they, in turn may not pay us in a timely fashion. This failure to pay our invoices in a timely manner may defer or delay further product orders from us, which may adversely affect our cash flows, sales or income in subsequent periods.

We may not be able to finance the development of new products which could negatively impact our competitiveness.

Our future operating results will depend, to some extent, on our ability to continue to provide new products that compare favorably on the basis of cost and performance with the products of our competitors. Some of our competitors have design and manufacturing capabilities and technologies that compete well with our products, particularly in markets outside of China. We plan to conduct research and development on a number of new products as we implement our business plans. Some of these activities may require a substantial outlay of capital. To remain competitive, we believe that in the future we will have to incur product development expense and invest in research of new products. These costs will result in greater operating expenses. All of these factors will create demands on our working capital and our ability to fund our current and future marketing and distribution activities and the expansion of our business.

We will receive a significant portion of our revenues from a small number of customers which may make it difficult to negotiate attractive prices for our products and exposes us to risks of substantial losses if we lose certain of these customers.

We anticipate that a significant portion of our revenues will be dependant on a small number of customers. Dependence on a few major customers could make it difficult to negotiate attractive prices for our products and could expose us to the risk of substantial losses if a single dominant customer stops purchasing our products. In such event, unless we are able to replace a terminating customer, we would suffer a loss of revenue and net income.

Our ability to effectively implement our business strategy depends upon, among other factors, the successful recruitment and retention of additional skilled and experienced management and other key personnel, and we cannot assure that we will be able to hire or retain such employees.

We must attract, recruit and retain a sizeable workforce of technically competent management and employees, particularly in the areas of marketing and sales and to some extent technical personnel. These individuals can be difficult to find in China, and as the economy in China expands, there is increasing competition for these types of educated and trained workers. We cannot give assurance that we will be able to find, hire or retain such management persons and employees, or even if we are able to so hire such persons, that the financial costs therefrom may have an adverse affect on our net income.

Our business depends on our ability to protect and enforce our intellectual property effectively which may be difficult particularly in China.

The success of our business depends in some measure on the legal protection of proprietary rights in the technology we hold. We will protect our proprietary rights in our products and operations through contractual obligations, including nondisclosure agreements. If these contractual measures fail to protect our proprietary rights, any advantage those proprietary rights provide us would be negated.

Monitoring infringement of intellectual property rights is difficult, and we cannot be certain that the steps we have taken will prevent unauthorized use of our intellectual property and know-how, particularly in China and other countries in which the laws may not protect our proprietary rights as fully as the laws of the United States. Accordingly, other parties, including competitors, may duplicate our products using our proprietary technologies. Pursuing legal remedies against persons infringing our patents or otherwise improperly using our proprietary information is a costly and time consuming process that would divert management’s attention and other resources from the conduct of our other business, and could cause delays and other problems with the marketing and sales of our products, as well as delays in deliveries.

It may be difficult to find or integrate acquisitions which could have an adverse effect on our expansion plans.

Although we have no commitments or agreements for any acquisitions at this time, a component of our growth strategy is to invest in or establish strategic alliances such as joint ventures with other companies, or acquire companies or divisions of companies that design, manufacture or distribute complementary products such as other sizes or designs of diesel engines, transmissions or automotive parts. We may be unable to identify suitable investments or acquisition candidates or to make these investments, alliances or acquisitions on a commercially reasonable basis, if at all. If we complete an investment, alliance or acquisition, we may not realize the anticipated benefits from the transaction.

Integrating an acquired company, division or product line is complex, distracting and time consuming, as well as a potentially expensive process. The successful integration of an acquisition would require us to:

•	integrate and retain key management, sales, research and development, and other personnel;

•	incorporate the acquired products or capabilities into our offerings both from an engineering and sales and marketing perspective;

•	coordinate research and development efforts;

•	integrate and support pre-existing supplier, distribution and customer relationships; and

•	consolidate duplicate facilities and functions and combine back office accounting, order processing and support functions.

The geographic distance between the companies, the complexity of the technologies and operations being integrated and the disparate corporate cultures being combined may increase the difficulties of combining an acquired company. Acquired businesses are likely to have different standards, controls, contracts, procedures and policies, making it more difficult to implement and harmonize company-wide financial, accounting, billing, information and other systems. Management’s focus on integrating operations may distract attention from our day-to-day business and may disrupt key research and development, marketing or sales efforts.

With the diesel engine industry being fragmented and many of our competitors having greater resources than we do, we may not be able to compete successfully.

The diesel engine industry in China is fragmented, and markets for industrial and agricultural equipment and automobile parts are competitive. Criteria for our customers and potential customers include:

•	Quality;

•	Price/cost competitiveness;

•	Product performance;

•	Reliability and timeliness of delivery;

•	New product and technology development capability;

•	Degree of global and local presence;

•	Effectiveness of customer service; and

•	Overall management capability.

Depending on the particular product market (original equipment manufacturers or aftermarket sales) and geographic market, the number of our competitors varies considerably. Many of our competitors have substantially greater revenues and financial resources than we do, as well as stronger brand names, consumer recognition, business relationships with industrial and agricultural equipment and automotive manufacturers, and geographic presence than we have, especially where we intend to enter a new application domain or geographic market. We may not be able to compete favorably and increased competition may substantially harm our competitive position.

Internationally, we face different market dynamics and competition. We may not be as successful as our competitors in generating revenues in international markets due to the lack of recognition of our brands, products or other factors. Developing product recognition overseas is expensive and time-consuming and our international expansion efforts may be more costly and less profitable than we expect. If we are not able to execute our business expansion in our target markets, our sales could decline, our margins could be negatively impacted and we could lose market share.

The growing use of electrical motors present a competitive obstacle for the company because they are cleaner and suitable for smaller equipment.

We face competition from other power sources in the engine market, such as electrical motors. There is a trend in the market that industrial equipment such as forklifts will employ electrical motors because they are more environmentally friendly. Although electrical motors may have reduced power when compared with the diesel engines we sell, we anticipate that we will face competition against our sales in the small forklift market where the power produced by electrical motors is sufficient for the smaller loads of these sized vehicles. Currently management estimates that about 10% of forklifts sold in China use electrical motors. This percentage, management believes, is likely to grow to 20% over the next 5 to 10 years. We believe that we will need to deal with this challenge by introducing cleaner emission technology to Xinchai Holdings and our other future suppliers of diesel engines in China. If we fail to do so, then our sales will be affected with the result of reduced revenues and profits.

The cyclical nature of industrial and agricultural equipment and medium and light duty commercial vehicle production and sales could result in a reduction in diesel engine sales, which could adversely affect our financial liquidity.

Our sales to manufacturers rely on industrial and agricultural equipment and medium and light duty commercial vehicle production and sales by our customers, which are highly cyclical and depend on general economic conditions and other factors, including consumer spending and preferences. They also can be affected by government policies, labor relations issues, regulatory requirements, and other factors, which could give rise to fluctuations in the demand for our products.

Increasing costs of goods from our suppliers as a result of increasing costs for manufactured components and raw materials may adversely affect our profitability.

A broad range of manufactured components and raw materials are used in the production of diesel engines, including castings, electronic components, finished sub-components, molded plastic parts, fabricated metal, aluminum and steel, and resins. The prices of these products is increasing as a result of the growth of the Chinese economy. Our suppliers may increase diesel engine prices as a result of increasing prices for components and raw materials. Because it may be difficult for us to pass the increased costs on to our customers, any significant increase in the prices of our purchased goods could materially increase our operating costs and adversely affect our profit margins and profitability.

We may be subject to product liability and warranty and recall claims, which may increase the costs of doing business and adversely affect our reputation, financial condition and liquidity.

We face an inherent business risk of exposure to product liability and warranty claims if our products actually or allegedly fail to perform as expected or the use of our products results, or is alleged to result, in bodily injury and/or property damage. We may be exposed to potential liability even if we have product liability insurance. We cannot give any assurance that we will not incur significant costs to defend these claims or that we will not experience any product liability losses in the future. In addition, if any of our designed products are or are alleged to be defective, we may be required to participate in a recall of such products. We cannot assure you that the future costs associated with providing product warranties and/or bearing the cost of repair or replacement of our products will not have an adverse effect on our financial condition and liquidity.

We are subject to environmental and safety regulations, which may increase our compliance costs.

We are subject to the requirements of environmental and occupational safety and health laws and regulations in China and other countries where we sell our products. To the extent that we expect to expand our operations into other geographic areas, we will become subject to such laws and regulations of those countries as well. We cannot provide assurance that at all times we have been or will be in full compliance with all of these requirements, or that we will not incur material costs or liabilities in connection with these requirements. The capital requirements and other expenditures that may be necessary to comply with environmental requirements could increase and become a material expense of doing business.

Our commercial viability depends significantly on our ability to operate without infringing the patents and other proprietary rights of third parties.

In the event that our technologies infringe or violate the patent or other proprietary rights of third parties, we may be prevented from pursuing product development, commercialization or distribution of our products that utilize such technologies. There may be patents held by others of which we are unaware that contain claims that our products or operations infringe. In addition, given the complexities and uncertainties of patent laws, there may be patents of which we know that we may ultimately be held to infringe, particularly if the claims of the patent are determined to be broader than we believe them to be. As a result, avoiding patent infringement may be difficult.

If a third party claims that we infringe its patents, any of the following may occur:

•	we may become liable for substantial damages for past infringement if a court decides that our technologies infringe upon a competitor’s patent;

•
a court may prohibit us from selling or licensing our product without a license from the patent holder, which may not be available on commercially acceptable terms or at all, or which may require us to pay substantial royalties or grant cross-licenses to our patents; and

•	we may have to redesign our product so that it does not infringe upon others’ patent rights, which may not be possible or could require substantial funds or time.

In addition, employees, consultants, contractors, suppliers and others may use the trade secret information of others in their work for us or disclose our trade secret information to others. Either of these events could lead to disputes over the ownership of inventions derived from that information or expose us to potential damages or other penalties. If any of these events occurs, our business will suffer and the market price of our common stock will likely decline.

Our international expansion plans subject us to risks inherent in doing business internationally, such as protectionist limitations, higher sales costs and additional importation taxes, all of which would affect our profitability.

Our long-term business strategy relies on the expansion of our international sales outside China by targeting markets, such as Europe and the United States. Risks affecting our international expansion include challenges caused by distance, language and cultural differences, conflicting and changing laws and regulations, international import and export legislation, trading and investment policies, foreign currency fluctuations, the burdens of complying with a wide variety of laws and regulations, protectionist laws and business practices that favor local businesses in some countries, foreign tax consequences, higher costs associated with doing business internationally, restrictions on the export or import of technology, difficulties in staffing and managing international operations, trade and tariff restrictions, and variations in tariffs, quotas, taxes and other market barriers. These risks could harm our international expansion efforts, which in turn could materially and adversely affect our business, operating results and financial condition.

Risks Related to Management

We do not intend to pay dividends on shares of our common stock in the foreseeable future.

We have never paid cash dividends on our common stock. Our current board of directors does not anticipate that we will pay cash dividends in the foreseeable future. Instead, we intend to retain future earnings for reinvestment in our business and/or to fund future acquisitions. Determination of net income under PRC accounting standards and regulations may differ from determination under U.S. GAAP in significant aspects, such as the use of different principles for recognition of revenues and expenses. Under PRC law, our PRC joint venture is required to set aside a portion of its net income each year to fund designated statutory reserve funds. Therefore, there may be limitations on the availability of cash for the payment of dividends.

The management persons own a controlling interest in the company and will be able to control management decisions, thereby limiting the ability of the public shareholders to influence the corporate direction and affairs for the foreseeable future.

The management persons hold approximately 14,177,989 shares, currently representing approximately 50.3% of the issued and outstanding shares. As such, they have the ability to exert control over the business affairs of the company, including the ability to delay or prevent a change in our corporate control even if our other stockholders wanted it to occur. These stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with us even if our other stockholders wanted it to occur.

We currently have only one independent director and there is no assurance that any additional independent directors will be appointed or what their qualifications may be if they are appointed.

We currently have only one independent director, Mr. Haining Liu. We plan on adding additional independent directors to comply with our commitment to the investors in the Offering. In the future, if we seek listing of our common stock on a national securities exchange or NASDAQ, we will be required to add independent directors. Such additions may also be for other reasons. We may not be able to identify independent directors qualified to be on our board.

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have those controls attested to by our independent auditors.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 or SOX 404, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports, including Form 10-K or 10-KSB. In addition, the independent registered public accounting firm auditing a company’s financial statements must also attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting as well as the operating effectiveness of the company’s internal controls. We can provide no assurance that we will meet all of the requirements imposed thereby. There can be no assurance that we will receive a positive attestation from our independent auditors. In the event there are significant deficiencies or material weaknesses identified in our internal controls, and we cannot remediate in a timely manner, we may not be able to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements.

Compliance with the Sarbanes-Oxley act could cost hundreds of thousands of dollars, require additional personnel and require hundreds of man hours of effort, and there can be no assurance that we will have the personnel, financial resources or expertise to comply with these regulations.

The US Public Company Accounting Reform and Investor Protection Act of 2002, better known as Sarbanes-Oxley, has had a profound effect on publicly traded companies. Sarbanes-Oxley created a set of complex and burdensome regulations. Compliance with such regulations requires hundreds of thousands of dollars, additional personnel and hundreds of man hours of effort. There can be no assurance that we will have the personnel, financial resources or expertise to comply with these regulations.

Although individual members of our management team have experience as officers of publicly-traded companies, much of that experience came prior to the adoption of the Sarbanes-Oxley Act. It may be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal controls and other finance staff in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to meet the Sarbanes-Oxley Act’s internal controls requirements, we may not be able to obtain the independent accountant certifications that the Sarbanes-Oxley Act requires publicly-traded companies to obtain.

Risks Related to Doing Business in China

We are subject to the risks associated with doing business in the People’s Republic of China.

Our principal operating subsidiary, Zhejiang ZhongChai Machinery Co., Ltd., is a Sino-foreign joint venture organized under the laws of the PRC.

As the majority of our operations will be conducted and most of our assets are located in China, and we anticipate that China will be our primary sales base in the future, we are subject to special considerations and significant risks not typically associated with companies operating in North America and Western Europe. These include risks associated with, among other things, the political, economic and legal environments and foreign currency exchange environment of China which is a partially controlled economy. Our results may be adversely affected by changes in the political and social conditions in China and by changes in governmental policies with respect to social and commercial laws and regulations, anti-inflationary measures, currency controls, conversion restrictions and remittances abroad. The recent changes in the tax laws will also have an impact on the operations of our company.

Although the majority of productive assets in China are owned by the Chinese government, in the past years the government has implemented economic reform measures that emphasize decentralization and encourage private economic activity. Because these economic reform measures may be inconsistent or ineffectual, there are no assurances that:

•	We will be able to capitalize on economic reforms;

•	The Chinese government will continue its pursuit of economic reform policies;

•	The economic policies, even if pursued, will be successful;

•	Economic policies will not be significantly altered from time to time; and

•	Business operations in China will not become subject to the risk of nationalization.

Economic reform policies or nationalization could result in a total loss of investment in our common stock.

Since 1979, the Chinese government has implemented policies to reform its economic system, which reforms have accelerated in the last 15 years. Because many reforms are unprecedented or experimental in the China context, they are expected to be changed over time. Other political, economic and social factors, such as political changes, changes in the rates of economic growth, unemployment or inflation, or in the disparities in per capita wealth between regions within China, could lead to readjustment of the reform measures so far taken. Any refining and readjustment may negatively affect our operations or our profits.

Over the last few years, China’s economy has registered a particularly high growth rate. Recently, there have been indications that rates of inflation have increased. For example, employee costs are increasing as are the costs of raw materials. In response, the Chinese government has taken some measures to curb this excessively expansive economy. These measures include restrictions on the availability of domestic credit, reducing the purchasing capability of certain of its customers, and limited re-centralization of the approval process for purchases of some foreign products. There has been some revaluation of the currency which has increased the costs of imported products. The Chinese government may adopt additional measures to further combat inflation, including the establishment of freezes or restraints on certain projects or markets. These measures may adversely affect our manufacturing operations and margins.

To date, the basic reforms to China’s economic system have not adversely impacted our operations and are not expected to adversely impact operations in the foreseeable future. We, however, will be affected by the change in the tax structure and rising costs of an expanding and increasingly sophisticated economy. We cannot assure you that the reforms to China’s economic system will continue or that we will not be adversely affected by changes in China’s political, economic, and social conditions and by changes in policies of the Chinese government, such as changes in laws and regulations, measures which may be introduced to control inflation and changes in the rate or method of taxation.

On November 11, 2001, China signed an agreement to become a member of the World Trade Organization, sometimes referred to as the WTO, the international body that sets most trade rules, further integrating China into the global economy and significantly reducing the barriers to international commerce. China’s membership in the WTO was effective on December 11, 2001. China has agreed upon its accession to the WTO to reduce tariffs and non-tariff barriers, remove investment restrictions and provide trading and distribution rights for foreign firms. The tariff rate reductions and other enhancements will enable us to develop better investment strategies. In addition, the WTO’s dispute settlement mechanism provides a credible and effective tool to enforce members’ commercial rights. Also, with China’s entry to the WTO, it is believed that the relevant laws on foreign investment in China will be amplified and will follow common practices.

The legal authorities in China are in the process of changing heretofore tax and fee benefits provided to foreign investors and companies to encourage development within the country such that these benefits will be lessened or removed with the consequence that expenses may rise and adversely impact margins and net income.

The legal authorities are in the process of changing business income tax and fee benefits that have been available to foreign investors and foreign companies operating in China and reducing the availability of tax holidays for new enterprises. In the near term, there will be changes that substantially reduce or eliminate many, if not all, the tax and other governmental fee advantages that heretofore have been available to foreign entities and newly created entities whether or not such new entities are foreign. The goal is to institute greater equalization of tax and government fee treatment of all corporate and similar entities organized and operating in China. China is being encouraged to create this more equal treatment because of its WTO obligations and public opinion within China. There may be phase-ins of various taxes and fees for entities that currently benefit from either no or lower tax rates and fees compared to wholly Chinese companies and entities, but there can be no assurance of this. Even if there are phase-in periods, the length of such periods is not known. There may also be extended tax benefits for certain industries. Overall, it is expected that the cost of operating in China will increase for those companies and entities that have had various tax and fee advantages in the past. As a result, Usunco, a company which has had and expected to have benefits from some forms of preferential tax and fee rates, expects that in the near term certain of its costs will increase which may have an adverse impact on operating margins and will have an impact on net income.

The Chinese legal system is not fully developed and has inherent uncertainties that could limit the legal protections available to investors.

The Chinese legal system is a system based on written statutes and their interpretation by the Supreme People’s Court. Prior court decisions may be cited for reference but have limited legal precedents. Since 1979, the Chinese government has been developing a comprehensive system of commercial laws, and considerable progress has been made in introducing laws and regulations dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade. Two examples are the promulgation of the Contract Law of the People’s Republic of China to unify the various economic contract laws into a single code, which went into effect on October 1, 1999, and the Securities Law of the People’s Republic of China, which went into effect on July 1, 1999. However, because these laws and regulations are relatively new, and because of the limited volume of published cases and their non-binding nature, interpretation and enforcement of these laws and regulations involve uncertainties. In addition, as the Chinese legal system develops, changes in such laws and regulations, their interpretation or their enforcement may have a material adverse effect on our business operations.

Enforcement of regulations in China may be inconsistent.

Although the Chinese government has introduced new laws and regulations to modernize its securities and tax systems, China does not yet possess a comprehensive body of business law. As a result, the enforcement, interpretation and implementation of regulations may prove to be inconsistent and it may be difficult to enforce contracts.

We may experience lengthy delays in resolution of legal disputes.

As China has not developed a dispute resolution mechanism similar to the Western court system, dispute resolution over Chinese projects and joint ventures can be difficult and we cannot assure you that any dispute involving our business in China can be resolved expeditiously and satisfactorily.

Impact of the United States Foreign Corrupt Practices Act on our business.

We are subject to the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some that may compete with us, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in mainland China. We have attempted to implement safeguards to prevent and discourage such practices by our employees and agents. We cannot assure you, however, that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

It may be difficult to serve us with legal process or enforce judgments against our management or us.

Most of our assets are located in China. In addition, some of our directors and officers are non-residents of the United States, and all, or substantial portions of the assets of such non-residents, are located outside the United States. As a result, it may not be possible to effect service of process within the United States upon such persons. Moreover, there is doubt as to whether the courts of China would enforce:

•	Judgments of United States courts against us, our directors or our officers based on the civil liability provisions of the securities laws of the United States or any state; or

•	Original actions brought in China relating to liabilities against non-residents or us based upon the securities laws of the United States or any state.

The Chinese government could change its policies toward private enterprise or even nationalize or expropriate it, which could result in the total loss of your investment.

Our business may be adversely affected by political, economic and social developments in China. Over the past several years, the Chinese government has pursued economic reform policies including the encouragement of private economic activity and greater economic decentralization. The Chinese government may not continue to pursue these policies or may significantly alter them to our detriment from time to time with little, if any, prior notice. Changes in policies, laws and regulations or in their interpretation or the imposition of confiscatory taxation, restrictions on currency conversion, restrictions or prohibitions on dividend payments to stockholders, devaluations of currency or the nationalization or other expropriation of private enterprises could have a material adverse effect on our business. Nationalization or expropriation could even result in the total loss of our investment in China and in the total loss of your investment.

Our primary source of funds for dividend and other distributions will be from our operating subsidiary in China which is subject to various legal and contractual restrictions and uncertainties as well as the practice of such subsidiary in declaring dividends, and our ability to pay dividends or make other distributions to our shareholders is negatively affected by those restrictions, uncertainties and dividend practices.

We conduct our core business operations mainly through our Chinese joint venture. As a result, our profits available for distribution to our shareholders are dependent on the profits available for distribution from our joint venture. Under current PRC law, our PRC joint venture is regarded as a foreign-invested enterprise in China. Although dividends paid by foreign invested enterprises will be subject to a low withholding rate in the future, PRC law permits payment of dividends only out of net income as determined in accordance with PRC accounting standards and regulations. Determination of net income under PRC accounting standards and regulations may differ from determination under U.S. generally accepted accounting principles in significant aspects, such as the use of different principles for recognition of revenues and expenses. Under PRC law, our PRC joint venture is required to set aside 10% of its net income each year to fund a designated statutory reserve fund until such funds reach 50% of registered share capital. These reserves are not distributable as cash dividends. As a result, our primary internal source of funds for dividend payments is subject to these and other legal and contractual restrictions and uncertainties, which in turn may limit or impair our ability to pay dividends to our shareholders although we do not presently anticipate paying any dividends. Moreover, any transfer of funds from us to our PRC joint venture, either as a shareholder loan or as an increase in registered capital, is subject to registration with or approval by PRC governmental authorities. These limitations on the flow of funds between us and our PRC joint venture could restrict our ability to act in response to changing market conditions. Additionally to date, our PRC Joint Venture has not distributed any profits and does not anticipate doing so for the near term.

If relations between the United States and China worsen, our stock price may decrease and we may have difficulty accessing U.S. capital markets.

At various times during recent years, the United States and China have had significant disagreements over political and economic issues. Controversies may arise in the future between these two countries. Any political or trade controversies between the United States and China, whether or not directly related to our business, could adversely affect the market price of our common stock and our ability to access U.S. capital markets.

Foreign Exchange Control Risks

Fluctuations in the value of the Chinese Renminbi relative to foreign currencies could affect our operating results.

Substantially all our revenues and expenses are currently denominated in the Chinese Renminbi. However, we use the United States dollar for financial reporting purposes. The value of Chinese Renminbi against the United States dollar and other currencies may fluctuate and is affected by, among other things, changes in China’s political and economic conditions. The Chinese government recently announced that it is valuing the exchange rate of the Chinese Renminbi against a number of currencies, rather than just exclusively to the United States dollar. Although the Chinese government has stated its intention to support the value of the Chinese Renminbi, we cannot assure you that the government will not revalue it. As our operations are primarily in China, any significant revaluation of the Chinese Renminbi may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we need to convert United States dollars into Chinese Renminbi for our operations, appreciation of this currency against the United States dollar could have a material adverse effect on our business, financial condition and results of operations. Conversely, if we decide to convert our Chinese Renminbi into United States dollars for other business purposes and the United States dollar appreciates against this currency, the United States dollar equivalent of the Chinese Renminbi we convert would be reduced. To date, we have not engaged in any hedging transactions in connection with our operations.

The PRC government imposes control over the conversion of the Chinese Renminbi into foreign currencies. Under the current unified floating exchange rate system, the People’s Bank of China publishes an exchange rate, which we refer to as the PBOC exchange rate, based on the previous day’s dealings in the inter-bank foreign exchange market. Financial institutions authorized to deal in foreign currency may enter into foreign exchange transactions at exchange rates within an authorized range above or below the PBOC exchange rate according to market conditions.

Pursuant to the Foreign Exchange Control Regulations of the PRC issued by the State Council which came into effect on April 1, 1996, and the Regulations on the Administration of Foreign Exchange Settlement, Sale and Payment of the PRC which came into effect on July 1, 1996, regarding foreign exchange control, conversion of Renminbi into foreign exchange by Foreign Investment Enterprises, or FIEs, for use on current account items, including the distribution of dividends and profits to foreign investors, is permissible. FIEs are permitted to convert their after-tax dividends and profits to foreign exchange and remit such foreign exchange to their foreign exchange bank accounts in the PRC.

Conversion of Renminbi into foreign currencies for capital account items, including direct investment, loans, and security investment, is still subject to certain restrictions. On January 14, 1997, the State Council amended the Foreign Exchange Control Regulations and added, among other things, an important provision, which provides that the PRC government shall not impose restrictions on recurring international payments and transfers under current account items.

Enterprises in the PRC (including FIEs) which require foreign exchange for transactions relating to current account items, may, without approval of the State Administration of Foreign Exchange, or SAFE, effect payment from their foreign exchange account or convert and pay at the designated foreign exchange banks by providing valid receipts and proofs.

Convertibility of foreign exchange in respect of capital account items, such as direct investment and capital contribution, is still subject to certain restrictions, and prior approval from the SAFE or its relevant branches must be sought.

Risks Related to Our Common Stock

An active trading market for Equicap’s common stock may not develop or be sustained.

Currently, there is almost no trading in our common stock. Equicap intends to use its commercially reasonable efforts to have its shares of common stock commence quotation on NASDAQ Capital Markets (“NASDAQ”) or continue the listing on the Over-the-Counter Bulletin Board (“OTC BB”). However, there can be no assurance as to when and if the shares of common stock will become quoted on NASDAQ. Even if the shares of common stock are quoted on either venue, there can be no assurance that an active trading market will develop for such shares. If an active public trading market does not develop or continue, you may have limited liquidity and may be forced to hold your investment in the company for an indefinite period of time. Further, the prices and volume of trading in the common stock may be adversely affected if its securities are not listed or quoted.

The offering price of the common stock in connection with the March 2007 offering was arbitrary and the stock price may decline after the Share Exchange.

The offering price of the common stock in the private placement consummated on March 9, 2007, offering was determined by negotiations between the Usunco management, vFinance Investment, Inc., as placement agent, and some of the investors, and was not based on any objective criteria of value. The price per share in the offering does not bear any direct relationship to the company assets, net worth, book value (loss) per share or net loss. Accordingly, the stock price may suffer a decline from the price paid by investors.

There may be substantial sales of the common stock by existing stockholders and by the selling security holders who purchased shares in the offering consummated March 9, 2007 which could cause the price of the stock to fall.

Future sales of substantial amounts of the common stock in the public market, if one develops, or the perception that such sales might occur due to the various registration rights, could cause the market price of its common stock to decline and could impair the value of an investment in the common stock and its ability to raise equity capital in the future. Equicap has 28,169,013 shares of common stock outstanding, of which 185,550 shares may be sold immediately without restriction and up to 9,773,969 shares subject to immediate registration rights. Of these shares, 8,450,704 have a cost basis of approximately $1.42 and approximately 1,061,632 have a cost basis of less than $1.42. There can be no assurance that the shares of common stock subject to registration rights will become registered under the Securities Act. The sales of common stock by the stockholders having registration rights or even the appearance that such holders may make such sales once a registration statement becomes effective may depress any trading market that develops.

If the Equicap common stock is traded, it expects that the stock will be subject to the “penny stock” rules for the foreseeable future.

Equicap is subject now and expects in the future to be subject to the SEC’s “penny stock” rules if its common stock sells below $5.00 per share. Penny stocks generally are equity securities with a price of less than $5.00. The penny stock rules require broker-dealers to deliver a standardized risk disclosure document prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer’s confirmation.

In addition, the penny stock rules require that prior to a transaction, the broker and/or dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. The penny stock rules are burdensome and may reduce purchases of any offerings and reduce the trading activity for the common stock. As long as the common stock is subject to the penny stock rules, the holders of its shares may find it more difficult to sell their securities.

Equicap’s articles of incorporation authorize the issuance of shares of preferred stock, the rights, preferences, designations and limitations of which may be set by the board of directors.

Equicap’s articles of incorporation have authorized issuance of up to 10,000,000 shares of preferred stock in the discretion of its board of directors. Any undesignated shares of preferred stock may be issued by the Equicap board of directors; no further shareholder action is required. If issued, the rights, preferences, designations and limitations of such preferred stock would be set by the board of directors and could operate to the disadvantage of the outstanding common stock. Such terms could include, among others, preferences as to dividends and distributions on liquidation, or could be used to prevent possible corporate takeovers.

Item 2.	Description of Properties

The company has three offices in the United States and China and one operating facility in China.

The principal executive offices of the company are located in Santa Anna, California, which space is rented on a month to month basis for a total annual rent of $4,200.  The other two executive offices are located in the cities of Hangzhou and Beijing in China, where the company leases an aggregate of approximately 4,000 square feet at an approximate, aggregate annual rent of $28,374.  These leases have terms of two and one years, respectively. These three offices mainly handle general corporate affairs, administrative matters, accounting activities and other supporting functions.

The ZhongChai JV and Shengte conduct operations from a facility in Xinchang County, Zhejiang Province in China, with an aggregate space of approximately 36,600 square feet. Currently the operating facility is under a rent holiday that is expected to end October, 2008, after which the company will pay market rates to be negotiated based on the term of the lease and market conditions.

Item 3.	Legal Proceedings

The Company is not currently a party to any material legal proceedings.

Item 4.	Submission of Matters to a Vote by Security Holders

During the fourth quarter of fiscal year 2007, no matters were submitted to a vote by security holders.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

The company became subject to Securities Exchange Act reporting requirements in July 2000. The symbol “EQPI.OB”: was assigned for the common stock at that time. There is a very limited trading market for our stock. During calendar year 2006, approximately 3,466 shares of our stock traded on the OTCBB with a high price of $1.25 and a low price of $0.60. There can be no assurance that a highly-liquid market for our securities will ever develop. The last trade in the calendar year 2006 was 100 shares at $1.25 per share on November 28, 2006. The only trade in calendar year 2007, to date, was 100 shares at $1.30 per share on April 9, 2007.

Our common stock is designated as “penny stock” and thus may be illiquid for that reason. The

SEC has adopted rules (Rules 15g-2 through l5g-6 of the Exchange Act), which regulate broker-dealer practices in connection with transactions in “penny stocks.” Penny stocks generally are any non-NASDAQ equity securities with a price of less than $5.00, subject to certain exceptions. The penny stock rules require a broker-dealer to deliver a standardized risk disclosure document to provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, monthly account statements showing the market value of each penny stock held in the customers account, to make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a stock that is subject to the penny stock rules. Since our common shares are subject to the penny stock rules, persons holding or receiving such shares may find it more difficult to sell their shares. The market liquidity for the shares could be severely and adversely affected by limiting the ability of broker-dealers to sell the shares and the ability of stockholders to sell their stock in any secondary market.

The trading volume in our common stock has been and is extremely limited. The limited nature of the trading market can create the potential for significant changes in the trading price for the common stock as a result of relatively minor changes in the supply and demand for our common stock and perhaps without regard to our business activities.

The market price of our common stock may be subject to significant fluctuations in response to numerous factors, including: variations in our annual or quarterly financial results or those of our competitors; conditions in the economy in general; announcements of key developments by competitors; loss of key personnel; unfavorable publicity affecting our industry or us; adverse legal events affecting us; and sales of our common stock by existing stockholders.

Holders

We have approximately 420 record holders of our common stock. We believe that in addition to the record ownership there are additional beneficial owners who hold their shares in street name or through other nominees, but we have not yet been able to ascertain the number of such persons.

Dividend Policy

We plan to retain all earnings generated by our operations, if any, for use in our business. We do not anticipate paying any cash dividends to our stockholders in the foreseeable future. The payment of future dividends on the common stock and the rate of such dividends, if any, and when not restricted, will be determined by our board of directors in light of our earnings, financial condition, capital requirements, the requirements of PRC law and other factors.

Recent Sales of Unregistered Securities

Except as previously reported, during the period covered by this report and as disclosed under “Item 1. Business - Background of Equicap,” we have not issued any unregistered equity securities.

Transfer Agent

The transfer agent and registrar for the common shares of Equicap is Executive Registrar & Transfer, Inc., 3615 S. Huron Street, Englewood, Colorado, 80110.

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued upon the exercise of options, warrants or rights under our existing equity compensation plans. The information in this table is as of June 30, 2007.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available
Equity compensation plans approved by security holders	-0-	-0-	-0-
Equity compensation plans not approved by security holders	366,550	$1.065	1,604,148
Total	366,550	$1.065	1,604,148

Item 6.	Management’s Discussion and Analysis or Plan of Operation

The following is management’s discussion and analysis of certain significant factors that have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements, as well as information relating to the plans of our current management. This report includes forward-looking statements. Generally, the words “believes,” “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including, but not limited to, those described in the “Risk Factors” set forth in Item 1 - Business and the matters set forth in other reports or documents we file with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements that speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included in this report.

Overview

Equicap, Inc. (“Equicap”) does business through its subsidiary, Usunco Automotive Limited (“Usunco”) which in turn operates through IBC Automotive Products, Inc. (“IBC”), its wholly-owned subsidiary established under the laws of the State of California (the “North America/Auto Parts Segment”), and through Zhejiang ZhongChai Machinery Co., Ltd. (the “ZhongChai JV”), a 75%-owned joint venture established under the laws of the People’s Republic of China (the “PRC” or “China”) and Zhejiang Shengte Transmission Co., Ltd.(“Shengte”) a company established under the laws of the PRC and wholly owned by ZhongChai JV (the “China/Diesel Power Segment”). Through its operating subsidiaries, the company is engaged in the development and distribution of automotive parts, diesel engines, gears and related products in industrial and agricultural sectors, sourced from China and sold to customers located primarily in China and North America.

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

Upon execution of the Exchange Agreement, Mr. Peter Wang was appointed a director and the president of Equicap. Mr. Thomas W. Colligan, the sole officer and director of Equicap before the Share Exchange, submitted his resignation letter resigning from all executive offices, effective on March 9, 2007, and with respect to his position as a director, effective on March 29, 2007. On March 29, 2007, additional persons were appointed to the board of directors and as management persons.

In connection with the Share Exchange, Equicap engaged Fountainhead Capital Partners Limited, to act as a financial advisor. At the closing of the Share Exchange, Fountainhead was paid an advisory fee of $450,000 by Equicap.

In connection with the Share Exchange, vFinance Investments, Inc., for advice in connection with the transaction, was issued 161,633 shares of common stock as compensation. The shares were issued as restricted stock. These shares have registration rights.

Since the former shareholders of Usunco own approximately 65% of the shares of common stock of Equicap, the former shareholders of Usunco have control over Equicap. As a result, Usunco is deemed to have been the acquiring company in the Share Exchange for accounting purposes, and the Share Exchange transaction is treated as a reverse acquisition with Usunco as the acquirer and Equicap as the acquired party. Equicap changed its fiscal year to end June 30.

Conversion of Convertible Note of Equicap

Equicap and Fountainhead Capital Partners Limited entered into a convertible note on September 30, 2006, the principal of which was for working capital and discharge of accrued payables of Equicap. As part of the Share Exchange, Fountainhead agreed to convert the outstanding principal and accrued interest of approximately $100,000 into 702,132 shares of common stock, contingent on the closing of the Share Exchange. Upon the conversion, the note was cancelled. The shares were issued as restricted stock. Equicap has agreed to register the shares issued in the conversion.

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

In connection with the Offering, Equicap granted registration rights to the investors and the holders of the Agent Warrant, and provided for registration rights for certain former principal shareholders of Equicap through piggy-back rights for their respective shares of common stock. Equicap entered into one registration rights agreement with the aforementioned persons. Equicap agreed to register the sale of the 8,450,704 shares of common stock issued to investors in the Offering, the 161,633 shares of common stock issued to vFinance, the 422,535 shares of common stock underlying the Agent Warrant and the 1,161,632 shares held by the former principal shareholders of Equicap. In addition, if certain make good shares are distributed to the investors, Equicap will be obligated to register these shares in addition. If any of the above shares are not eligible for registration because of the rules and regulations of the Securities and Exchange Commission, when they are eligible for registration, Equicap will be obligated to take such action to have them registered for sale by the holder by filing successive registration statements. The initial registration statement for sale of the common shares was filed within the time limit of the registration rights agreement, and Equicap had to have the registration statement effective within 150 days of the closing date of the Offering, and if these actions are not achieved by those dates then Equicap must pay each of, and only, the investors 1% of the share purchase price paid by such investor for each month thereafter that the investors cannot publicly sell the shares of common stock covered by that registration statement The same penalties for the failure to file or have declared effective a registration statement within the stated time periods and maintain its effectiveness also apply to the subsequent required registration statements. The maximum penalties under the liquidated damages provision payable to the investors is 10% of the share purchase price paid by the investors in the Offering. The above timing and number of shares are subject to various conditions, and the registration statements are subject to the rules and regulations of the SEC and the staff interpretations thereof. The registration statements required for the investors and vFinance under the registration rights agreement must be kept effective until all the shares of these parties are sold or may be sold without limitation under Rule 144k. Equicap did not meet the effectiveness deadline for the initial registration statement and paid $32,000 to the investors under the liquidated damages provision.

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

Accounts Receivable

Trade accounts receivable are stated at the amount management expects to collect from balances outstanding at the end of the period.  Based on its assessment of the credit history with customers having outstanding balances and current relationships with them, management makes conclusions whether any realization of losses on balances outstanding at the end of the period will be deemed uncollectible based on the age of the receivables. For the North America/Auto Parts segment, the Company reserves 5% of accounts receivable balances that have been outstanding for greater than 90 days. For the China/Diesel Power segment, the Company reserves 0.5% of accounts receivable balances that have been outstanding below three months, 5% of accounts receivable balances that have been outstanding between three months and six months, 20% of receivable balances that have been outstanding within one year, 50% of receivable balances that have been outstanding for between one year and two years, and 100% of receivable balances that have been outstanding more than two years.

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

Revenue Recognition

In accordance with the provisions of Staff Accounting Bulletin No. 103, revenue is recognized when merchandise is shipped, title and risk of loss pass to the customer and collectibility is reasonably assured. Revenue is recorded as the sales price of goods and services, net of rebates and discounts and is reported on a gross basis. The gross basis is used mainly due to the fact that the Company acts as principal in each transaction and is responsible for fulfillment and acceptability of the products purchased, the Company takes title to its products before the products are ordered by its customers, the Company has risk of inventory loss as title of the products is transferred to the Company, the Company is responsible for collection of sales and delivery of products and the Company does not act as an agent or broker and is not compensated on a commission or fee basis.

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

Advertising Costs

The company expenses the cost of advertising as incurred. Advertising costs for the years ended June 30, 2006 and 2007 were insignificant.

Income Taxes

Deferred income taxes are computed using the asset and liability method, such that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between financial reporting amounts and the tax basis of existing assets and liabilities based on currently enacted tax laws and tax rates in effect in the United States of America for the periods in which the differences are expected to reverse. Income tax expense is the tax payable for the period plus the change during the period in deferred income taxes. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. No differences were noted between the book and tax bases of the Company’s assets and liabilities, respectively. Therefore, there are no deferred tax assets or liabilities for the year ended June 30, 2007. For the China/Diesel Power segment, the Zhongchai JV is located in the PRC, and is therefore subject to central government and provincial and local income taxes within the PRC at the applicable tax rate on the taxable income as reported in the PRC statutory financial statements in accordance with relevant income tax laws.  The tax rate is 33%.

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

Operating Results

The Fiscal Year Ended June 30, 2007 Compared to the Fiscal Year Ended June 30, 2006

Revenue

Revenue increased by $855,632 or 89% to $1,817,264 for the year ended June 30, 2007 compared with $961,632 for the year ended June 30, 2006. Revenue for the year ended 2007 consists of sales of automotive parts in North America and sales of diesel engines and gears in China, for $1,324,819 and $492,445, respectively. All sales revenue for the year ended June 30, 2006 were generated by its IBC subsidiary, incepted on May 14, 2004, from distribution of starters and alternators.

Cost of Sales and Gross Margin

Cost of sales was $1,627,739 for the year ended June 30, 2007, increasing by 868,972 or 115%, from $758,767 for the year ended June 30, 2006. The gross margin was approximately 10% for the year ended June 30, 2007 compared to approximately 21% for the year ended June 30, 2006. Drop in gross margin was mainly attributed to the tougher business environment in China. The raw material prices have been soaring in China in the past year, which affected the financial performance of both auto parts and diesel power segments. RMB appreciation against USD also led to higher cost of sales for the auto parts distribution business, where all products are sourced from China. The Company could not pass all rising costs onto down stream customers due to competition. Some customers in the USA for auto parts business, such as BBB and OCA, merged in the past year, gaining broader supplier base, including certain ultimate starter and alternator manufacturers, and thus much greater bargaining power for reduced prices.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consisted primarily of labor cost and related overhead costs for sales, marketing, finance, legal, human resources and general management. Such costs also include the expenses recognized for stock-based compensation pursuant to FAS 123(R).

SG&A expenses increased by $1,443,065 to $1,513,458 in the year ended June 30, 2007 from $70,393 in year ended June 30, 2006. The increase was mainly attributed to the recognition of expense of $897,131 as a result of the conversion of the outstanding convertible notes in aggregate principal amount and accrued interest of approximately $100,000 into 702,132 shares of common stock, at a discount to the sale price of the shares in the private placement offering. Increase in SG&A was also attributed to the increase in costs related to being a public company including professional services related to auditing, legal and other services, costs associated with the new recruitments and operating expenses in China, and non-cash expenses amounting to $45,184 recognized for stock based compensation related to stock options and warrants granted in the period pursuant to SFAS 123(R).

Unusual Charge

As elaborated in the section “Share Exchange and Private Placement”, in connection with the Offering, for the benefit of the investors, eight of the former shareholders of Usunco, some of whom are the officers and directors of Equicap, have agreed to place into escrow an aggregate of 10,140,846 shares of common stock issued in the Share Exchange. If the consolidated financial statements of Equicap for the fiscal year ending June 30, 2007, prepared in accordance with United States generally accepted accounting principles, consistently applied, reflect either (i) less than $2,320,000 of after-tax net income or (ii) earnings before income tax provision and before minority interest of less than $3,200,000, then 3,042,254 shares of common stock in escrow will be distributed to the investors on a pro rata basis for no additional consideration. Any shares not distributed to the investors will be released to the persons who placed them in escrow.

According to SAB 79, Accounting for Expenses or Liabilities by Principal Stockholder(s), if the performance criteria are not met, these shares will be released to the investors and treated as an expense for the amount of the market value of the shares as of the date of release. Per SFAS No. 123R, Accounting for Stock-Based Compensation, if the performance criteria are met, the shares will be released back to the former shareholders of Usunco and treated as an expense for the amount of the market value of the shares as of the date of release. Since the performance criteria for the year ended June 30, 2007 are not met, based upon the current market value of $1.30 per share, the total expense recognized for the fiscal year of 2007 is $3,954,930. Such expense is treated as an unusual item since it is deemed to be unusual in nature but may not be infrequent in occurrence. This recognition of expense will not occur if the shares are forfeited or cancelled and are not released to either the investors or the former shareholders of Usunco.

Net Income (Loss)

Net loss reached $5,279,437 in year ended June 30, 2007 compared with net income of $60,557 year ended June 30, 2006. The net loss was mainly attributed to the increase in general and administrative expenses, comprised of expenses recognized for conversion of convertible notes, costs related to being a public company including professional services related to auditing, legal and other services, costs associated with the new recruitments and operating expenses in China, and non-cash expenses recognized for stock based compensation related to stock options and warrants granted in the period pursuant to

SFAS 123(R); and to the recognition of $3,954,930 unusual loss arising from the make good arrangement for fiscal year 2007, partially offset by the net interest income amounting to $54,759.

Potential Impact on Future Results from Make Good Arrangement

As elaborated in the section “Share Exchange and Private Placement”, in connection with the Offering, for the benefit of the investors, eight of the former shareholders of Usunco, some of whom are the officers and directors of Equicap, have agreed to place into escrow an aggregate of 10,140,846 shares of common stock issued in the Share Exchange. If the consolidated financial statements of Equicap for the fiscal years ending June 30, 2008, respectively, prepared in accordance with United States generally accepted accounting principles, consistently applied, do not meet certain performance criteria, then 7,098,592 shares of common stock in escrow will be distributed to the investors on a pro rata basis for no additional consideration. Any shares not distributed to the investors will be released to the persons who placed them in escrow.

According to SAB 79, Accounting for Expenses or Liabilities by Principal Stockholder(s), if the performance criteria are not met these shares will be released to the investors and treated as an expense for the amount of the market value of the shares as of the date of release. Per SFAS No. 123R, Accounting for Stock-Based Compensation, if the performance criteria are met, the shares will be released back to the former shareholders of Usunco and treated as an expense for the amount of the market value of the shares as of the date of release. Therefore, whether or not such performance criteria are met, based upon the current market value of $1.30, the potential impact of the release of shares (either to the investors or back to the former Usunco shareholders) upon the financial statements is estimated to be approximately $9.2 million for fiscal years 2008. This recognition of expense will not occur if the shares are forfeited or cancelled and are not released to either the investors or the former shareholders of Usunco.

Liquidity and Capital Resources

As of June 30, 2007, Equicap had assets equal to $13,893,621 which primarily were comprised of cash and cash equivalents of $ 7,848,812 and net receivables and other receivables of $4,642,242. Equicap’s current liabilities as of June 30, 2007 were $1,229,925, which primarily were comprised of trade accounts payable and accrued expenses. At June 30, 2007, Equicap had working capital of $12,342,444. Equicap believes that it has sufficient operating capital for its current operations.

Equicap has funded its operations from income generated by its IBC subsidiary and to a much lesser extent by Usunco and its PRC subsidiaries and from the sale of equity securities. The principal equity funding for the company was a private placement in March 2007, in which Equicap sold 8,450,704 shares at an aggregate offering price of $12,000,000. After related expenses, Equicap had net proceeds of approximately $10,000,000. The net proceeds of the private placement are being used by Equicap and its various subsidiaries principally for market expansion, product development, product acquisition and working capital and general corporate purposes.

Equicap used $8,000,000 of the proceeds from the March 2007 offering to fund the capital of ZhongChai JV. These funds are available as working capital of the joint venture. The joint venture partner contributed $2,600,000 of working capital simultaneously with the contribution by Equicap.

Subsequent to the fiscal year end of June 30, 2007, Equicap used approximately $3,700,000 of its cash assets to acquire Shengte as a wholly-owned subsidiary of ZhongChai JV. The cash assets used for this acquisition were those forming a part of the working capital contributed to ZhongChai JV. Shengte is a manufacturer and distributor of gears and transmissions systems mainly used with diesel engines for industrial and agricultural machinery. We expect that future cash flows generated from the operation of transmission business will be sufficient to cover Shengte’s working capital requirements.

Also subsequent to the fiscal year end of the June 30, 2007 quarter, Equicap did not have the registration statement declared effective within the time period specified in the registration rights agreement for the March 2007 offering. As a result Equicap was obligated to pay the liquidated damage amount provided in the agreement to the investors which was an aggregate of $32,000. The maximum amount of liquidated damages is 10% of the amount paid for the common stock purchased by the investors.

As Equicap expands its operations and considers additional acquisitions of private companies, divisions or product lines, it may require additional capital for its business development and operations. Equicap does not have any specific sources of capital at this time, however, it believes that it will be able to find additional funding for its capitalization needs. Such capital may be in the form of either debt or equity or a combination. To the extent that financing is in the form of debt, it is anticipated that the terms will include various restrictive covenants, affirmative covenants and credit enhancements such as guarantees or security interests. The terms of any proposed financing may not be acceptable to Equicap. There is no assurance that funding will be identified or accepted by Equicap or, that if offered, it will be concluded.

Off-Balance Sheet Arrangements

The company does not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 7.	Financial Statements

The information required by this Item is incorporated herein by reference to the financial statements beginning on page F-1.

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

On April 5, 2007, Equicap dismissed Paritz & Company, P.A., as its independent certified public accountants. The decision was approved by the board of directors of the Equicap.

During the company’s fiscal year ended December 31, 2006, and any subsequent interim period preceding the termination, there were no disagreements with Paritz & Company, P.A. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Paritz & Company, P.A. would have caused Paritz & Company, P.A. to make reference to the subject matter of the disagreements in connection with its report on the financial statements for such years or subsequent interim periods.

In connection with the year ended December 31, 2006, the Report of Independent Registered Public Accounting Firm, issued by Paritz & Company, PA with respect to the company audited financial statements stated the following:

“The accompanying financial statements have been prepared assuming that the company will continue as a going concern. The company has suffered recurring net losses and as of December 31, 2006 its current liabilities and total liabilities exceeded its current assets and total assets by $105,445. These factors raise substantial doubt about the company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.”

In connection with the year ended December 31, 2005, the Report of Independent Registered Public Accounting Firm, issued by Paritz & Company, PA with respect to the company audited financial statements stated the following:

“The accompanying financial statements have been prepared assuming that the company will continue as a going concern. The company has suffered recurring net losses and as of December 31, 2005 its current liabilities and total liabilities exceeded its current assets and total assets by $13,617. These factors raise substantial doubt about the company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.”

Equicap requested that Paritz & Company P.A. furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the company’s statements in Item 4.01(a) of the Form 8-K Current Report for the change in accountants. A copy of the letter furnished by Paritz & Company, P.A. in response to that request, dated April 5, 2007, is filed as Exhibit 16.1 to the Form 8-K reporting the change.

On April 5, 2007, Patrizio & Zhao, LLC was engaged as the new independent certified accountants to Equicap. During the two most recent fiscal years and the interim period preceding the engagement of Patrizio & Zhao, LLC, Equicap has not consulted with Patrizio & Zhao, LLC regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the company’s financial statements; or (ii) any matter that was either the subject of a disagreement or event identified in paragraph (a)(1)(iv) of Item 304 of Regulation S-B.

Item 8A.	Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Equicap reports filed under the Exchange Act is accumulated and communicated to management, including the President and Chief Financial Officer (the “Certifying Officers”), as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of Equicap’s disclosure controls and procedures as of June 30, 2007. Their evaluation was carried out with the participation of other members of the Equicap management. Based upon their evaluation, the Certifying Officers concluded that Equicap’s disclosure controls and procedures were effective.

Equicap’s internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of Equicap’s financial reporting and the preparation of the Equicap financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Equicap financial statements in accordance with generally accepted accounting principles, and that the receipts and expenditures are being made only in accordance with the authorization of the Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company assets that could have a material effect on its financial statements.  There were no changes in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8B.	Other Information

None.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

The following table sets forth certain information about each of the members of the Board of Directors and each executive officer:

Name	Age	Position with company	Serving as a Director or an Officer Since
Peter Wang	53	Chairman and President	2007
Jason Lu	51	Director, Chief Executive Officer	2007
Haining Liu	54	Director	2007
David Ming He	37	Chief Financial Officer	2007

Mr. Peter Wang has been the Chairman of the board of directors since the inception of Usunco in April 2006. He has more than 20 years of experience in technology and service area with strong background in research and development, operations and corporate management. Mr. Wang successfully co-founded a telecom venture in China, Unitech Telecom (now named UTStarcom, NASDAQ: UTSI) in 1990 and was the Executive Vice President until August 30, 1995. From August 1995 to December 2000, Mr. Wang was the Chairman and CEO of World Communication Group. From December 2000 to the present, Mr. Wang was Chairman and CEO of China Quantum Communication Limited (later changed to Techedge, Inc. and then to China Biopharma, Inc.) Before forming his own companies, Mr. Wang worked at AT&T Bell Labs during 1987-1990 and Racal-Milgo Information System during 1983-1987. Mr. Wang was also a co-chairman of Business Advisory Council of the National Republican Congressional Committee during the period 1994-1995. In 2004, Mr. Wang received Outstanding 50 Asian Americans in Business Award. Mr. Wang earned his BS in Math & Computer Science and MS in Electrical Engineering from University of Illinois in 1983, as well as MBA in Marketing from Southeast-Nova University in 1986. Mr. Wang is a director of China Biopharma, Inc. (OTCBB: CBPC), a company involved in biopharmaceutical distribution.

Mr. Jason Lu has been the Chief Executive Officer of Usunco since its inception in April 2006, and the Executive Vice President of IBC Automotive Products, Inc., its wholly-owned subsidiary. He spent more than 20 years in Sino-U.S. business development with strong experience in corporate operations and management. Between February 1990 and March 1993, Mr. Lu served as the Deputy

General Manager for Hubei International Trading Corporation. He served as the Vice President of California-headquartered Andus Group from November 2001 until June, 2003, and served as the Vice President of Century Automotive Mfg., Inc from July 2003 until November, 2006. Between 1999 and 2001, he acted as the Executive Vice President of Means Come Enterprises. He was elected the Deputy General Secretary of Association of International Laws, Hubei Branch, for the tenure between 1985 and 1988. Mr. Lu received BA of English Literature and Language from Wuhan University, China in 1982 and Master of Laws from Law School of Wuhan University, China in 1984.

Mr. Haining Liu has been a director of Usunco since its inception in April 2006. He has been the Chairman and President of Zhejiang Province Science & Technology Venture Capital since 1995. This fund has brought nine of its portfolio companies to the public market in China. Before joining the fund, Mr. Liu served as the President of Zhejiang Keji Qicai Company, which is under direct supervision of Zhejiang Province Science and Technology Commission, handling technology licensing and scientific instruments import and export.

Mr. David Ming He joined Usunco in January 2007 as the Chief Financial Officer. From October 2004 until January 2007 Mr. He served as the Senior Manager of SORL Auto Parts, Inc. (NASDAQ: SORL) in charge of capital market operations, investor relations, SEC filings and corporate internal controls. In his two years with SORL, Mr. He has been instrumental in SORL’s progress in US capital market from an OTC BB company to a NASDAQ Global Market listed company, and also successfully completed a secondary public offering in November 2006. Before going to graduate school, from 1994 to 2001, Mr. He was a senior manager in corporate banking with Credit Agricole Indosuez (now Calyon) in Shanghai. Mr. He holds the designations of Chartered Financial Analyst and Illinois Certified Public Accountant. Mr. He pursued graduate degrees from 2001 to 2004 and received his Master of Science degree in Accountancy in 2004 and Master of Business Administration degree in Finance in 2003 from University of Illinois at Urbana-Champaign. He also received his BA from Shanghai Institute of Foreign Trade in 1992.

All directors are elected to annual terms by the holders of common stock. All directors hold office until the next annual meeting of shareholders and the election and qualification of their successors. Outside directors receive no fee for meetings attended but are reimbursed for expenses. Officers are elected annually by the board of directors and serve at the discretion of the Board.

There are no family relationships (whether by blood, marriage or adoption) among the Equicap directors or executive officers.

The business address of the directors is: 10510 Hillsboro Road, Santa Ana, CA 92705, U.S.A.

Description of Other Officers of the Corporation

All of the officers of the corporation are appointed by the board of directors to serve until the annual meeting of the directors and the election and qualification of their successors. Another officer of Equicap not identified above is as follows:

Mr. Philip Widmann, 63 year old, has served as the SVP, Global Marketing for Usunco since its inception, and the President of IBC Automotive Products, Inc., a wholly owned subsidiary of Usunco. He has over 27 years experience in senior management and business development, with a strong background in strategic and financial planning, strategic alliances, product and program development. Mr. Widmann has been credited with establishing the global strategic plans for Chinese factories and corporations entering the global marketplace. Before establishing and building IBC, he served as Executive Vice President and General Manager with Century Automotive MFG., Inc. from February 2002 to June 2003, and led the company in establishing its global business plan, creating internal infrastructure, and selecting American management teams. Mr. Widmann spent 24 years. years in the senior management of Japanese automotive systems suppliers including Hitachi and Nippondenso. From 1984 through 2002 he developed Hitachi’s global service parts marketing plan. He also created programs in product development etc. with all major automotive companies such as Ford, General Motors, Toyota, Nissan, and Honda. Between 1976 and 1983, he established Nippondenso as electronics leader in the North American automotive marketplace.

Director Compensation

The board of directors will consider granting stock options or additional equity compensation to outside directors as it determines from time to time, but there is no established plan at this time for such awards. Equicap does not provide cash compensation to directors for attending meetings, but it does reimburse them for their out-of-pocket expenses for attending meetings.

The following Director Compensation Table summarizes the compensation of our non-employee directors for services rendered by Equicap during the fiscal year ended June 30, 2007.

NON-EMPLOYEE DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash	Option Awards(1)	Total
Haining Liu	$-0-	$-0-	$-0-

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires Equicap’s officers and directors, and persons who own more than ten percent of a registered class of Equicap’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “Commission”). Officers, directors and greater than ten percent beneficial owners are required by Commission regulations to furnish the Company with copies of all forms they file pursuant to Section 16(a). Based solely on the Company’s review of the copies of such forms it received and written representations from reporting persons required to file reports under Section 16(a), to Equicap’s knowledge all of the Section 16(a) filing requirements applicable to such persons with respect to fiscal 2007 were complied with.

Board Committees

The board of directors considers all major decisions. The board has not established any standing committees thereunder. The board has affirmatively determined that Mr. Haining Liu is an independent director as defined by applicable securities law and corporate governance guidelines.

If Equicap seeks listing of its shares with the Capital Market, then it will take action prior to listing to comply with all corporate governance requirements of NASDAQ, including having audit and executive compensation committees.

The board of directors does not have a nominations committee because there are a limited number of directors, and the board believes that shareholder suggestions would be known to the entire board if and when communicated to the company. As such, the board of directors believes there will be sufficient communication by shareholders with the board about matters and nominees to be brought to its attention.

Currently the board of directors functions as an audit committee and performs some of the same functions as an audit committee including: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; and (3) engaging outside advisors. The company is not a "listed company" under SEC rules and is therefore not required to have an audit committee comprised of independent directors. The board has determined that its members do not include a person who is an "audit committee financial expert" within the meaning of the rules and regulations of the SEC. The board has determined, however, that each of its members is able to read and understand fundamental financial statements and has substantial business experience that results in that member's financial sophistication. Accordingly, the board believes that each of its members have the sufficient knowledge and experience necessary to fulfill the duties and obligations that an audit committee would have.

Code of Ethics

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

1) Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

2) Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to the Securities and Exchange Commission and in other public communications made by Equicap;

3) Compliance with applicable government laws, rules and regulations;

4) The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

5) Accountability for adherence to the code.

Equicap adopted a formal code of ethics statement that is designed to deter wrong doing and to promote ethical conduct and full, fair, accurate, timely and understandable reports that Equicap files or submits to the SEC and others. A copy of the form of Equicap’s code of ethics is filed as an exhibit to a Report on Form 8-K dated March 9, 2007. Requests for copies of Equicap’s code of ethics should be sent in writing to 10510 Hillsboro Road, Santa Ana, CA 92705, U.S.A., Attention: Secretary.

Limitation of Director Liability; Indemnification

Under Nevada law and the Equicap bylaws, the company is required to indemnify its officers, directors, employees and agents in certain situations. In some instances, a court must approve indemnification. As permitted by Nevada statutes, the articles of incorporation eliminate in certain circumstances the monetary liability of its directors for a breach of their fiduciary duties. These provisions do not eliminate a director’s liability for:

•	a willful failure to deal fairly with us or our shareholders in connection with a matter in which the director has a material conflict of interest,

•	a violation of criminal law unless the director had reasonable cause to believe that his or her conduct was lawful or no reasonable cause to believe that his or her conduct was unlawful,

•	a transaction from which the director derived an improper personal profit, and

•	willful misconduct.

As to indemnification for liabilities arising under the Securities Act of 1933 for directors, officers or persons controlling the company, we have been informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy and therefore unenforceable.

Item 10.	Executive Compensation

The table below sets forth for the fiscal year ended June 30, 2007, the compensation of the President and the two other most highly compensated executive officers of Equicap.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary	Bonus	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Peter Wang, Chairman and President(1)	2006	-	-	-	-	-	-	-
	2007	$25,000	-	-	-	-	-	$25,000
Jason Lu, Chief Executive Officer(2)	2006	-	-	-	-	-	-	-
	2007	$18,750	-	-	-	-	-	$18,750
David Ming He, Chief Financial Officer(3)	2006	-	-	-	-	-	-	-
	2007	$22,000	-	$16,355	-	-	-	$38,355
Philip Widmann, SVP Global Marketing(4)	2006	-	-	-	-	-	-	-
	2007	$31,000	-	-	-	-	-	$31,000

(1)	Covers the period commencing January 1, 2007

(2)	Covers the period commencing April 1, 2007

(3)	Covers the period commencing January 15, 2007

(4)	Covers the period commencing July 1, 2006

The following table sets forth information concerning the other compensation granted to the named executive officers for the fiscal year ended June 30, 2007.

Name	Year	Medical Premiums	401K Employer Match
Peter Wang	2007	$6,000	-
Jason Lu	2007	$3,000	-
David Ming He	2007	$5,500	-
Philip Widmann	2007	$11,392	-

The following table sets forth information concerning the outstanding equity awards granted to the named executive officers at June 30, 2007.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
David Ming He	-	183,275	$1.065	1/14/2012

Employment Agreements

Currently, all employees of Equicap are employed on “at will” employment agreements except Mr. David Ming He, the Chief Financial Officer, who has signed an employment agreement with the company. The company intends to establish formal employment contracts for certain other key employees in the future.

The employment agreement with Mr. He provides for a term of employment ending January 2012, unless terminated in accordance with the agreement. Mr. He will devote substantially all of his employment time and attention to the affairs of the company. Mr. He will report to the Chief Executive Officer. He will be entitled to a base salary of $48,000 which will be reviewed annually by the Chief Executive Officer or the compensation committee if there is one to determine if increases should be made in light of the size and performance of the company. There is provided a 10% increase on January 15, 2009. Mr. He is entitled to a bonus in each of the fiscal years during the term of the agreement, and may be in the form of cash, stock options or stock. Mr. He will also be eligible to participate in the stock option and similar plans of the company. He will be granted an option for 183,275 shares of common stock, of which one third will vest 12 months after the commencement of employment and the balance will pro rate each month thereafter. Mr. He will be provided insurance under the company health plans or paid $1,000 in respect of premiums if not so covered. He will also be entitled to $1,000 per month as a non accountable expense account, in addition to reimbursement for all other actual travel and other business related expenses. The employment agreement provides for non-competition and non-solicitation restrictions, confidentiality obligations and restrictions on engaging in other employment. In the event of termination without cause or for good reason by the executive or upon a change of control, Mr. He will be paid the consideration due for the balance of the employment period of the contract, bonuses for the prior and current year of termination and insurance coverage.

2006 Stock Option Plan

Usunco adopted its 2006 Stock Option Plan on May 18, 2006 by the board of directors and approved by the shareholders on May 18, 2006. The plan provides for the issuance of up to 1,970,698 shares of common stock under incentive or non-statutory stock options. The plan is administered by the board of directors. The board of directors, at the time of a grant, will determine the type of option, the exercise price, vesting schedule, and expiration date, as well as any other terms of the grant. The minimum exercise price of incentive stock option cannot be less than 75% (or 100% if granted to an Employee who, at the time of grant of such option, owns stock representing more than ten percent (10%) of the voting power of all classes of stock of the company or any parent or subsidiary) of the fair market value on the date of the grant, and the minimum exercise price of non-statutory stock option cannot be less than 100% of the fair market value on the date of the grant. Incentive stock options may be granted only to employees, otherwise options may be granted to officers, directors, employees and consultants, or collectively “Service Providers”. No stock options were awarded during the fiscal year ended June 30, 2006. Currently, there are 366,550 shares which Usunco has committed to issue as incentive stock option grants under the plan at an average weighted exercise of $1.065 per share. The company plans to take steps to provide any options that were committed to be issued under this plan are modified to provide that they will be issued under a plan under which the shares to be issued will be those of Equicap rather than Usunco.

Executive Compensation Determination

It is the intention of Equicap to determine executive compensation by a decision of the majority of the independent directors, at a meeting at which the chief executive officer will not be present. In the future, the board may establish a compensation committee.

From time to time key employees may receive a cash bonus as rewards for their job performance that meet or exceed the operation goals and results set up by the board of directors or high-level management. The company will also consider other employee benefits for which it will assume the cost, such as health and dental insurance benefits. The company also will reimburse employees for their travel expenses.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding common stock beneficially owned on September 15, 2007, for (i) each stockholder known to be the beneficial owner of 5% or more of the outstanding common stock, (ii) each current executive officer and director, and (iii) all executive officers and directors as a group. The table assumes a total of 28,169,013 shares of common stock outstanding and does not reflect any change for a distribution that may be made under the terms of the Make Good Agreement.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)	% of common stock Beneficially Owned
Sinoquest Management Ltd. (2) 75 Shuguang Lu, Building B Hangzhou, 310007 P.R.C.	6,164,343	21.88%
SIJ Holding Ltd. 75 Shuguang Lu, Building B Hangzhou, 310007 P.R.C.	2,719,563	9.65%
Peter Wang (2) 10510 Hillsboro Road Santa Ana, CA 92705 U.S.A.	2,928,063	10.39%
Haining Liu Huanchen Beilu Hangzhou, 310007 P.R.C.	-	*
Jason Zhongyuan Lu 10510 Hillsboro Road Santa Ana, CA 92705 U.S.A.	5,141,945	18.25%
David Ming He (3) 10510 Hillsboro Road Santa Ana, CA 92705 U.S.A.	-	*
Philip Widmann 10510 Hillsboro Road Santa Ana, CA 92705 U.S.A.	2,690,397	9.55%
Pinnacle China Fund, L.P.(4) 4965 Preston Park Blvd. Suite 240 Plano, TX 75093	2,816,902	10.0%
The Pinnacle Fund, LP(5) 4965 Preston Park Blvd. Suite 240 Plano, TX 75093	1,408,451	5.0%
Jayhawk Private Equity Fund, L.P.(6) c/o Genesis Fund Service Limited 5410 West 61st Place Suite 100 Mission, KS 66205	1,586,368	5.6%
All Directors and Executive Officers as a Group (4 persons) (7)	8,070,008	28.65%

*	Less than 1%

(1)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, which include holding voting and investment power with respect to the securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for computing the percentage of the total number of shares beneficially owned by the designated person, but are not deemed outstanding for computing the percentage for any other person.

(2)	Peter Wang has a 47.5% beneficial ownership in Sinoquest Management Limited.

(3)	David Ming He has been granted options to purchase 183,275 shares at an exercise price of $1.065 per share, none of which will vest and become exercisable within 60 days.

(4)
Mr. Barry M. Kitt, the Manager of Kitt China Management, LLC, the Manager of Pinnacle China Management, L.L.C., the General Partner of Pinnacle China Advisors, L.P., the General Partner of Pinnacle China Fund, L.P. has dispositive and voting power over the shares.

(5)
Mr. Barry M. Kitt, the Sole Member, Pinnacle Fund Management, L.L.C., the General Partner of Pinnacle Advisers, L.P., the General Partner of the Pinnacle Fund, L.P. has dispositive and voting power over the shares.

(6)	Mr. Kent C. McCarthy has dispositive and voting power over the shares held by Jayhawk Private Equity Fund, L.P.

(7)	Consists of Peter Wang, Haining Liu, Jason Zhongyuan Lu and David Ming He.

Item 12.	Certain Relationships and Related Transactions

Equicap and Fountainhead Capital Partners Limited, an affiliate of Equicap until the consummation of the Share Exchange, entered into a convertible note on September 30, 2006, the principal of which was for working capital and discharge of then accrued payables of Equicap. The note was due on December 31, 2007 and carried an interest rate of 3% per annum, payable at the end of the calendar year. The conversion rate was to be determined at the time of conversion based by the board of directors and the noteholder. As part of the Share Exchange, in negotiations with the stockholders of Usunco, Fountainhead agreed to convert the outstanding principal and accrued interest of approximately $100,000 into 702,132 shares of common stock, contingent on the closing of the Share Exchange. The rate of conversion represents a significant discount to the sale price of the shares in the private placement offering. Upon the conversion, the note was cancelled.

Item 13.	Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation - (Incorporated by reference from Form 10-KSB for fiscal year ended December 31, 2004, Exhibit 3.1)
3.2	By-laws (Incorporated by reference from Form 10-KSB for fiscal year ended December 31, 2004, Exhibit 3.2)
4.1
Form of Common Stock Purchase Warrant Agreement issued to vFinance Investments, Inc. dated March 7, 2007 (Incorporated by reference from Form 8-K, Current Report, Event dated March 9, 2007, Exhibit 4.1)

10.1	Form of Securities Purchase Agreement with investor in March 2007 private placement. (Incorporated by reference from Form 8-K, Current Report, Event dated March 9, 2007, Exhibit 10.1)
10.2	Form of Lock up Agreement for certain management persons, dated March 7, 2007 (Incorporated by reference from Form 8-K, Current Report, Event dated March 9, 2007, Exhibit 10.2)
10.3	Form of Registration Rights Agreement with investors and others dated March 7, 2007 (Incorporated by reference from Form 8-K, Current Report, Event dated March 9, 2007, Exhibit 10.4)
10.4
Make Good Agreement with investors and certain management persons of Equicap, Inc., dated March 7, 2007 (Incorporated by reference from Form 8-K, Current Report, Event dated March 9, 2007, Exhibit 10.3)

10.5
Joint Venture Agreement dated July 4, 2007 2006 between Xinchai Holding Group Co., Ltd and Usunco Automotive Limited in respect of Zhejiang Zhongchai Machinery Co., Ltd. (Incorporated by reference from Form 8-K, Current Report, Event dated March 9, 2007, Exhibit 10.1)

10.6
Exclusive Distribution Agreement between Xinchai Holding Group C., Ltd and Zhejiang Zhongchai Machinery Co., Ltd., Dated as of January 28, 2007 (Incorporated by reference from Form 8-K, Current Report, Event dated March 9, 2007, Exhibit 10.6)

10.7	Share Exchange Agreement dated March 7, 2007, among Usunco Automotive Limited and Equicap, Inc. (Incorporated by reference from Form 8-K, Current Report, Event dated March 9, 2007, Exhibit 10.7)
10.8	Convertible Note Conversion Agreement dated March 7, 2007 with Fountainhead Capital Partners Limited (Incorporated by reference from Form 8-K, Current Report, Event dated March 9, 2007, Exhibit 10.8)
10.9	Consulting Agreement with Fountainhead Capital Partners Limited dated March 7, 2007 (Incorporated by reference from Form 8-K, Current Report, Event dated March 9, 2007, Exhibit 10.9)
10.10	Lock Up agreement with former Equicap, Inc. stockholders (Incorporated by reference from Form 8-K, Current Report, Event dated March 9, 2007, Exhibit 10.12)
14.1	Code of Ethics (Incorporated by reference from Form 8-K, Current Report, Event dated March 9, 2007, Exhibit 14.1)
21.1	Subsidiaries of Equicap, Inc. *
31.1	Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Peter Wang *
31.2	Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 -David Ming He *
32.1	Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Peter Wang *
32.2	Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - David Ming He *

*	Filed herewith

b.	Reports on Form 8-K.

N/A

Item 14.	Principal Accountant Fees and Services

The following table shows the fees paid or accrued for the audit and other services provided by Patrizio & Zhao for the fiscal years ended June 30, 2006 and June 30, 2007:

	June 30, 2006	June 30, 2007
Audit Fees	$25,000	$91,500
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
	$25,000	$91,500

Audit services of Patrizio & Zhao for the fiscal years 2006 and 2007 consisted of the audit of the year end financial statements and the review of the quarterly financial statements of Equicap and registration statements and other SEC filings.

Because the board of directors of Equicap does not have an audit committee, the above services and engagements were approved by the board of directors.

EQUICAP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007 AND 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Equicap, Inc.

We have audited the accompanying consolidated balance sheet of Equicap, Inc. as of June 30, 2007, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows, for the years ended June 30, 2007 and 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Equicap, Inc. as of June 30, 2007, and the results of its operations and its cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

Parsippany, New Jersey
September 26, 2007

EQUICAP, INC.

CONSOLIDATED BALANCE SHEET

JUNE 30, 2007

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$7,848,812
Accounts receivable, net of allowance of $37,511	695,179
Inventory	378,075
Other receivables	3,947,063
Advance payments	675,195
Prepaid expenses	28,045
Total Current Assets	13,572,369

PROPERTY AND EQUIPMENT, NET	40,068

OTHER ASSET
Deferred compensation	281,184
Total Assets	$13,893,621

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,017,657
Taxes payable	39,871
Other payables	172,397
Total Current Liabilities	1,229,925

MINORITY INTEREST	2,617,299

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value, 10,000,000 shares
authorized, -0- shares issued and outstanding	-
Common stock, $.001 par value, 500,000,000 shares
authorized, 28,169,013 shares issued and outstanding	28,169
Stock Subscription Receivable - IBC	(4,280)
Stock Subscription Receivable - Usunco	(33,120)
Additional paid-in capital	15,092,331
Accumulated deficit	(5,218,880)
Accumulated other comprehensive income	182,177
Total Stockholders’ Equity	10,046,397
Total Liabilities and Stockholders' Equity	$13,893,621

The accompanying notes are an integral part of these consolidated financial statements.

EQUICAP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the Years Ended
	June 30,
	2007	2006

REVENUE	$1,817,264	$961,632

COST OF SALES	1,627,739	758,767
GROSS PROFIT	189,525	202,865

OPERATING EXPENSES
Selling, general and administrative	1,513,458	70,393

INCOME (LOSS) FROM OPERATIONS	(1,323,933)	132,472

OTHER INCOME (EXPENSE)
Interest Income	46,297	-
Interest Expense	(38,034)	(30,449)
Other Income (expense), net	8,462	-
Unusual Charge- make good provision	(3,954,930)	-
Total other income (expense)	(3,938,205)	(30,449)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAX	(5,262,138)	102,023

PROVISION FOR INCOME TAX	-	41,466

MINORITY INTEREST	17,299	-

NET INCOME (LOSS)	(5,279,437)	60,557

COMPREHENSIVE INCOME
Foreign currency translation adjustment	182,177	-

COMPREHENSIVE INCOME (LOSS)	($5,097,260)	$60,557

INCOME (LOSS) PER COMMON SHARE
Basic	($ 0.24)	$-
Diluted	($ 0.24)	$-

WEIGHTED AVERAGE SHARES OF
COMMON STOCK
Basic	21,718,329	18,323,944
Diluted	21,718,329	18,323,944

The accompanying notes are an integral part of these consolidated financial statements.

EQUICAP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	June 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	($ 5,279,437)	$60,557
Adjustments to reconcile net income (loss) to net cash
provided (used) by operating activities:
Minority interest	17,299	-
Depreciation	78	-
Unusual Charge- make good provision	3,954,930	-
Allowance for bad debts	26,714	10,797
Stock based compensation	942,315
Non-cash payments of rent	4,200	4,200
Changes in assets and liabilities:
Accounts receivable	(366,184)	(363,604)
Inventory	(254,605)	(120,722)
Other receivables	(3,914,046)	-
Advanced payments	(669,547)	-
Prepaid expenses	(27,841)	-
Accounts payable and accrued expenses	515,806	496,405
Taxes payable	-	39,866
Other payables	170,155	2,099
Total Adjustments	399,274	69,041

Net Cash (Used) Provided By Operating Activities	(4,880,163)	129,598

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(35,665)	-
Additions to construction in progress	(4,145)	-
Net Cash (Used) By Investing Activities	(39,810)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from capital stock and subscriptions	9,970,219	200
Proceeds from minority interest	2,617,299	-
Net Cash Provided By Financing Activities	12,587,518	200

EFFECT OF FOREIGN CURRENCY CONVERSION ON CASH	51,469	-

NET INCREASE IN CASH AND CASH EQUIVALENTS	7,719,014	129,798

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	129,798	-
CASH AND CASH EQUIVALENTS AT END OF YEAR	$7,848,812	$129,798

SUPPLEMENTAL INFORMATION:

CASH PAID FOR INCOME TAXES	$-	$1,600

CASH PAID FOR INTEREST	$38,034	$30,449

The accompanying notes are an integral part of these consolidated financial statements.

EQUICAP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED JUNE 30, 2007 AND 2006

				Stock			Accumulated
			Stock	Subscriptions	Additional		Other	Total
	Common Stock		Subscriptions	Receivable	Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Par Value	Receivable - IBC	Usunco	Capital	Deficit	Income	Equity

BALANCE-JUNE 30, 2005	-	-	-	-	-	-	-	-

Issuance of common stock	18,323,944	18,324	(12,680)	(33,120)	27,676	-	-	200

Shareholder contribution	-	-	4,200	-	-	-	-	4,200

Net income	-	-	-	-	-	60,557	-	60,557

BALANCE-JUNE 30, 2006	18,323,944	18,324	(8,480)	(33,120)	27,676	60,557	-	64,957

Issuance of common stock	9,845,069	9,845	-	-	9,886,226	-	-	9,896,071

Shareholder Contribution	-	-	4,200		-	-	-	4,200

Stock-based compensation	-	-	-	-	326,368	-	-	326,368

Conversion of notes	-	-	-	-	897,131	-	-	897,131

Make Good	-	-	-	-	3,954,930	-	-	3,954,930

Net Income	-	-	-	-	-	(5,279,437)	-	(5,279,437)

Foreign Currency Translation	-	-	-	-	-	-	182,177	182,177

BALANCE-JUNE 30, 2007	28,169,013	$28,169	(4,280)	(33,120)	15,092,331	(5,218,880)	182,177	$10,046,397

The accompanying notes are an integral part of these consolidated financial statements

EQUICAP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007 AND 2006

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

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
.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the parent company and the subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

In accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows," the Company considers all highly liquid instruments with original maturities of three months or less to be cash and cash equivalents.

ACCOUNTS RECEIVABLE

Trade accounts receivable are stated at the amount management expects to collect from balances outstanding at the end of the period.  Based on its assessment of the credit history with customers having outstanding balances and current relationships with them, management makes conclusions whether any realization of losses on balances outstanding at the end of the period will be deemed uncollectible based on the age of the receivables. For the North America/Auto Parts segment, the Company reserves 5% of accounts receivable balances that have been outstanding for greater than 90 days. For the China/Diesel Power segment, the Company reserves 0.5% of accounts receivable balances that have been outstanding below three months, 5% of accounts receivable balances that have been outstanding between three months and six months, 20% of receivable balances that have been outstanding within one year, 50% of receivable balances that have been outstanding for between one year and two years, and 100% of receivable balances that have been outstanding more than two years.

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

EQUICAP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007 AND 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

REVENUE RECOGNITION

Revenue consists of sales of automotive parts, diesel engines and gears. In accordance with the provisions of Staff Accounting Bulletin No. 103, revenue is recognized when merchandise is shipped, title and risk of loss pass to the customer and collectibility is reasonably assured. Revenue is recorded as the sales price of goods and services, net of rebates and discounts and is reported on a gross basis. The gross basis is used mainly due to the fact that the Company acts as principal in each transaction and is responsible for fulfillment and acceptability of the products purchased, the Company takes title to its products before the products are ordered by its customers, the Company has risk of inventory loss as title of the products is transferred to the Company, the Company is responsible for collection of sales and delivery of products, and the Company does not act as an agent or broker and is not compensated on a commission or fee basis.

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

ADVERTISING COSTS

The Company expenses the cost of advertising as incurred. Advertising costs for the year ended June 30, 2006 and 2007 were insignificant.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement did not have a material impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of its financial instruments according to a fair value hierarchy (i.e., levels 1, 2, and 3, as defined). Additionally, companies are required to provide enhanced disclosure regarding instruments in the level 3 category, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not believe adoption of this statement will have a material impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132®” (“SFAS 158”) requires employers to recognize the overfunded or underfunded status of a defined benefit post-retirement plan as an asset or liability in its statement of financial position. Further, SFAS 158 requires employers to recognize changes in the funded status in the year in which the changes occur through comprehensive income. SFAS 158 is effective for fiscal years ending after December 15, 2006. The adoption of this statement did not have a material impact on the Company’s financial statements.

EQUICAP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007 AND 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

RECENT ACCOUNTING PRONOUNCEMENTS (continued)

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors considered, is material. SAB 108 is effective for fiscal years ending on or after November 15, 2006, with early application encouraged. The adoption of this statement did not have a material impact on the Company’s financial statements.

INCOME TAXES

Deferred income taxes are computed using the asset and liability method, such that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between financial reporting amounts and the tax basis of existing assets and liabilities based on currently enacted tax laws and tax rates in effect in the United States of America for the periods in which the differences are expected to reverse. Income tax expense is the tax payable for the period plus the change during the period in deferred income taxes. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. No differences were noted between the book and tax bases of the Company’s assets and liabilities, respectively. Therefore, there are no deferred tax assets or liabilities for the year ended June 30, 2007. For the China/Diesel Power segment, the Zhongchai JV is located in the PRC, and is therefore subject to central government and provincial and local income taxes within the PRC at the applicable tax rate on the taxable income as reported in the PRC statutory financial statements in accordance with relevant income tax laws.  The tax rate is 33%.

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

EQUICAP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007 AND 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

EARNINGS (LOSS) PER SHARE

The Company presents earnings (loss) per share on a basic and diluted basis. Basic earnings (loss) per share have been computed by dividing net earnings by the weighted average number of shares outstanding. Diluted earnings (loss) per share has been computed by dividing net earnings by the weighted average number of shares outstanding including the dilutive effect of equity securities. All share and per share data have been adjusted to reflect the recapitalization of the Company after the share exchange agreement with Usunco.

	Year Ended June 30, 2007
	Net Income (Loss)	Shares	Per Share

Basic EPS	($5,279,437)	21,718,329	($0.24)
Effect of dilutive securities	-	-	-
Diluted EPS	($5,279,437)	21,718,329	($0.24)

	Year Ended June 30, 2006
	Net Income (Loss)	Shares	Per Share

Basic EPS	$60,557	18,323,944	$-
Effect of dilutive securities	-	-	-
Diluted EPS	$60,557	18,323,944	$-

NOTE 3 - INVENTORY

Inventory at June 30, 2007 consisted of the following:

Starters & Alternators	$49,556
Gears products	328,519
Total	$378,075

NOTE 4 - RENTAL EXPENSE

The Company's U.S. office site is located in the state of California. Rental expense for the years ended June 30, 2007 and 2006 was $4,200 and $4,200, respectively. The Company’s Chinese operation is located in Hangzhou, China, and the rental expense for the years ended June 30, 2007 and 2006 was $21,628 and $-0-, respectively.

NOTE 5 - RISK FACTORS

The Company had three major customers, Ltd/Visteon, BBB/OAC, and Maxpower Rebuilders, Inc., who accounted for approximately 41%, 34% and 21%, respectively of the Company's net revenue of the auto parts segment for the year ended June 30, 2007. For the diesel power segment, two customers, Zhejiang Xinchai Power Co., Ltd. and Zhejiang Hangcha Engineering Machinery Co., Ltd., accounted for 80% and 20%, respectively, of the net revenue in China, for the year ended June 30, 2007. These five customers accounted for 30%, 25%, 15%, 20% and 5%, respectively, of the Company’s consolidated revenue for the year ended June 30, 2007.

The Company had three major vendors, SIIG International, Zhejiang Yongkang Boyu and Wuxi Susun who provided approximately 61%, 21%, and 6%, respectively of the Company's purchases of the auto parts segment for the year ended June 30, 2007. For the diesel power segment, one major supplier, Zhejiang Shengte Transmission Co., Ltd., accounted for 54% of the total purchases, for the year ended June 30, 2007. These four suppliers accounted for 37%, 13%, 4%, and 21%, respectively, of the Company’s consolidated purchases for the year ended June 30, 2007.

The Company's Articles of Association stipulate that shares which are not fully paid for on issue are subject to forfeiture provisions set forth in the regulation and for this purpose shares issued for a promissory note, other written obligation to contribute money or property or a contract for future services are deemed to be not fully paid.

EQUICAP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007 AND 2006

NOTE 6 - DEFERRED COMPENSATION

As described in Note 8 (“Stock-based compensation), the Company granted options to employees and warrants to the private placement agent. Following SFAS No. 123R, the Company recognizes expenses on the fair value of the options and warrants. Deferred compensation represents stock-based compensation that will be expensed in future periods based on the vesting time of such options and warrants.

NOTE 7 - SEGMENT REPORTING

The Company’s reporting segments have been determined based on the geographic location of the operations and meanwhile the nature of the products offered to customers. The North America/Auto Parts Segment, represented by the 100% owned subsidiary of IBC Automotive Products, Inc. headquartered in California, USA, focuses on sourcing automotive parts and products from the China and distributing them in North America and other regions. The China/Diesel Power Segment, represented by the 75% owned subsidiary Zhejiang ZhongChai Machinery Co., Ltd. in Hangzhou, China, currently focuses on distribution of mid-sized diesel engines and engine related products, such as gears, for the industrial and agricultural equipment markets in China.

The accounting policies of the segments are the same as those described in Note 2 Summary of Significant Accounting Policies. Segment operating results evaluate earnings before corporate and unallocated shared expenses, amortization of intangible assets, gain or loss on sale of assets, net interest income, income tax benefits and minority interests. Intersegment and intergeographic sales, if any, are accounted for on an arm’s length pricing basis. There were no Intersegment sales for the years ended June 30, 2007 and 2006.

	Years ended June 30,
Segment revenues	2007	2006
North America/Auto Parts	$1,324,819	$961,632

China/Diesel Power	$492,445	$-
	$1,817,264	$961,632

	Years ended June 30,
Segment operating earnings (loss)	2007	2006
North America/Auto Parts	$(95,112)	$132,472

China/Diesel Power	$55,232	$-
	$(39,880)	$132,472

	Years ended June 30,
Depreciation expense	2007	2006
North America/Auto Parts	$-	$-

China/Diesel Power	$78	$-
	$78	$-

	Years ended June 30,
Segment identifiable assets	2007	2006
North America/Auto Parts	$406,329	$603,327

China/Diesel Power	$11,515,248	$-
	$11,921,577	$603,327

EQUICAP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007 AND 2006

NOTE 8 - STOCK AUTHORIZATION AND ISSUANCE

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

The Company has a registration payment arrangement with regard to the common stock issued in the private offering. The Company was required to file a registration statement within 45 days of closing and cause the registration statement to become effective on or prior to 150 days after the closing date. The registration statement was filed within the 45 day limit thus fulfilling part of this obligation. In addition, the Company is required to use reasonable commercial efforts to maintain the registration statement’s effectiveness and file additional registration statements in the future, to continue to provide to the stockholders the opportunity to sell the shares of restricted stock that they hold.

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

NOTE 9 - STOCK-BASED COMPENSATION

As of June 30, 2007, there are outstanding 366,550 options to employees (“Employee Options”) and 422,535 warrants (“Agent Warrants”) to the private placement agent. Both the Employee Options and Agent Warrants vest over three years and have a life of five years. For the year ended June 30, 2007, the Company recorded approximately $45,184 of stock-based compensation based on the fair value method of SFAS. N0. 123R using the following assumptions: Volatility of 34.94%, risk free interest rate of 4.63%, dividend yield of 0%, and expected life of 5 years. No estimate of forfeitures was made as the Company has a short history of granting options.

The fair value of the options and warrants was determined based on the number of shares granted and the quoted price of the Company’s common stock on the date of grant. The fair value of stock-based compensation was determined using the Black-Scholes model.

NOTE 10 - CONVERSION OF CONVERTIBLE NOTE OF EQUICAP

Equicap and Fountainhead Capital Partners Limited entered into a convertible note on September 30, 2006, the principal of which was for working capital and discharge of accrued payables of Equicap. As part of the Share Exchange, Fountainhead agreed to convert the outstanding principal and accrued interest of approximately $100,000 into 702,132 shares of common stock, contingent on the closing of the Share Exchange. Upon the conversion, the note was cancelled. The shares were issued on the basis that Fountainhead is an accredited investor, under Section 4(2) of the Securities Act. As such the shares being received on conversion are restricted stock. Equicap has agreed to register the shares issued in the conversion. Equicap will also take such action to make Rule 144 available for the sale of the shares issued on conversion, the extent permitted by the securities laws. Upon conversion, a charge of approximately $897,131 was made to general and administrative expenses with a respective increase to additional paid-in capital for the conversion into common shares at a 90% discount from the $1.42 per share received for the sale of common stock in the Share Exchange. The convertible note was relieved from the balance sheet while increasing common stock by approximately $700 and additional paid-in capital by approximately $99,200.

EQUICAP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007 AND 2006

NOTE 11 - MAKE GOOD ESCROW AGREEMENT

In connection with the Offering, for the benefit of the investors, eight of the former shareholders of Usunco, some of whom are the officers and directors of Equicap, have agreed to place into escrow an aggregate of 10,140,846 shares of common stock issued in the Share Exchange. The placing of shares by the former shareholders of Usunco into escrow was tantamount to a reverse stock split followed by the grant of a restricted stock award. If the consolidated financial statements of Equicap for the fiscal year ending June 30, 2007, prepared in accordance with United States generally accepted accounting principles, consistently applied, reflect either (i) less than $2,320,000 of after-tax net income or (ii) earnings before income tax provision and before minority interest of less than $3,200,000, then 3,042,254 shares of common stock in escrow will be distributed to the investors on a pro rata basis for no additional consideration.

If either (i) the earnings per share reported in the Annual Report on Form 10-KSB of Equicap for the fiscal year ending June 30, 2008 is less than $0.343 on a fully diluted basis (as equitably adjusted for any stock splits, stock combinations, stock dividends or similar transactions), (ii) the earnings per share before income tax provision and before minority interest of the company for the fiscal year ending June 30, 2008, is less than $0.446 on a fully diluted basis (as equitably adjusted for any stock splits, stock combinations, stock dividends or similar transactions), (iii) the after tax net income reported in the Annual Report on Form 10-KSB of the company for the fiscal year ending June 30, 2008, is less than $10,000,000, or (iv) the earnings before income tax provision and before minority interest reported in the Annual Report on Form 10-KSB of the company for the fiscal year ending June 30, 2008, is less than $13,020,000, then 7,098,592 shares of common stock in escrow will be distributed to the investors on a pro rata basis for no additional consideration. Any shares not distributed to the investors will be released to the persons who placed them in escrow. Any make good shares issued to the investors will be subject to the registration rights under the Registration Rights Agreement.

According to SAB 79, Accounting for Expenses or Liabilities by Principal Stockholder(s), if the performance criteria are not met these shares will be released to the investors and treated as an expense for the amount of the market value of the shares as of the date of release. Per SFAS No. 123R, Accounting for Stock-Based Compensation, if the performance criteria are met, the shares will be released back to the former shareholders of Usunco and treated as an expense for the amount of the market value of the shares as of the date of release. Based upon the current market value of $1.30, the total expense recognized for the fiscal year of 2007 is $3,954,930, and the potential impact of the release of shares upon the financial statements is estimated to be approximately $9.2 million for fiscal year of 2008, respectively. Such expense is treated as an unusual item since it is deemed to be unusual in nature but may not be infrequent in occurrence. This recognition of expense will not occur if the shares are forfeited or cancelled and are not released to either the investors or the former shareholders of Usunco.

NOTE 12 - SUBSEQUENT EVENTS

On July 6, 2007, the Board of Directors of Zhejiang Zhongchai Machinery Co., Ltd. (“Zhongchai”), the China based and 75% owned subsidiary of Equicap, Inc., approved and finalized a Share Purchase Agreement (“Share Purchase Agreement”) with Xinchang Keyi Machinery Co., Ltd., a corporation incorporated in the People’s Republic of China (“Keyi”). Pursuant to the Share Purchase Agreement, Zhongchai purchased all the outstanding equity of Shengte from Keyi, the sole owner of Shengte for approximately $3.7 million.

As described in Note 7 above, the Company was obligated to have a registration statement declared effective by August 5, 2007, for the sale of the common stock issued in the March 2007 private placement offering.  The registration statement was declared effective on August 13, 2007, later than the stated time period, and there was a Registration Default. The Company is obligated to pay the liquidated damages provided in the registration rights agreement for a total amount of $32,000.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on September 26, 2007.

EQUICAP, INC.

By:  /s/ Peter Wang

Peter Wang
Chairman and President

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Capacities	Date

/s/ Peter Wang	Chairman and President (Principal Executive Officer)	September 26, 2007
Peter Wang

/s/ Jason Lu	Chief Executive Officer and Director	September 26, 2007
Jason Lu

/s/ David Ming He	Chief Financial Officer	September 26, 2007
David Ming He	(Principal Financial and Accounting Officer)

/s/ Haining Liu	Director	September 26, 2007
Haining Liu