Form 10QSB
period 2007-09-30
EQUICAP INC
filed 2007-11-14
CIK 1006840

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 28,169,013 shares of common stock, par value $.001 per share, outstanding as of November 13, 2007.

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

EQUICAP, INC.

CONSOLIDATED BALANCE SHEET

SEPTEMBER 30, 2007

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$7,760,785
Accounts receivable, net of allowance of $21,130	527,580
Inventory	571,767
Other receivables, net of allowance of $12,965	20,881
Advance payments	33,833
Prepaid expenses	113,704
Trade note receivable	26,680

Total Current Assets	9,055,230

PROPERTY AND EQUIPMENT, NET	2,062,339

GOODWILL	3,102,585

OTHER ASSET
Deferred compensation	253,987

Total Assets	$14,474,141

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$530,463
Taxes payable	39,923
Other payables	1,217,466

Total Current Liabilities	1,787,852

MINORITY INTEREST	2,630,177

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value, 10,000,000 shares
authorized, -0- shares issued and outstanding	-
Common stock, $.001 par value, 500,000,000 shares
authorized, 28,169,013 shares issued and outstanding	28,169
Stock Subscription Receivable - IBC	(3,030)
Stock Subscription Receivable - Usunco	(33,120)
Additional paid-in capital	15,092,331
Accumulated deficit	(5,381,383)
Accumulated other comprehensive income	353,145

Total Stockholders’ Equity	10,056,112

Total Liabilities and Stockholders’ Equity	$14,474,141

The accompanying notes are an integral part of these consolidated financial statements.

EQUICAP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For Three Months Ended
	September 30,
	2007	2006
REVENUE	$732,607	$377,627

COST OF SALES	588,438	370,555

GROSS PROFIT	144,169	7,072

OPERATING EXPENSES
Selling, general and administrative	261,762	60,918

LOSS FROM OPERATIONS	(117,593)	(53,846)

OTHER INCOME (EXPENSE)
Interest income	32,136	-
Interest expense	-	-
Other income (expense), net	(31,152)	-
Total other income (expense)	984	-

LOSS BEFORE PROVISION FOR INCOME TAX	(116,609)	(53,846)

PROVISION FOR INCOME TAX	-	863

NET LOSS BEFORE MINORITY INTEREST	(116,609)	(54,709)

MINORITY INTEREST	21,132	-

NET LOSS	(137,741)	(54,709)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	135,898	-

COMPREHENSIVE LOSS	($1,843)	$(54,709)

LOSS PER COMMON SHARE
Basic	($ 0.01)	$-
Diluted	($ 0.01)	$-

WEIGHTED AVERAGE SHARES OF
COMMON STOCK
Basic	21,718,329	18,323,944
Diluted	21,718,329	18,323,944

The accompanying notes are an integral part of these consolidated financial statements.

EQUICAP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For Three Months Ended
	September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	($ 137,741)	$(54,709)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Minority interest	21,132	-
Depreciation	18,824	-
Allowance for bad debts	(20,929)	-
Stock based compensation	27,197
Non-cash payments of rent	1,250	1,050
Changes in assets and liabilities:
Accounts receivable	338,994	36,503
Inventory	(187,589)	47,324
Other receivables	4,188,701	-
Advanced payments	661,497	-
Prepaid expenses	(84,059)	-
Trade note receivable	(26,492)	-
Other deferred assets	4,689	-
Accounts payable and accrued expenses	(289,979)	(121,675)
Taxes payable	(385)	-
Other payables	414,248	3,719
Due to shareholders	-	3,957

Total Adjustments	5,067,099	29,122

Net Cash Provided (Used) By Operating Activities	4,929,358	(83,831)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(1,399,713)	-
Additions to construction in progress	(213,928)	-
Acquisition of Shengte, net of cash from Shengte	(3,495,463)

Net Cash Used By Investing Activities	(5,109,104)	-

EFFECT OF FOREIGN CURRENCY CONVERSION ON CASH	91,719	-

NET INCREASE IN CASH AND CASH EQUIVALENTS	(88,027)	(83,831)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	7,848,812	129,798

CASH AND CASH EQUIVALENTS AT END OF YEAR	$7,760,785	$45,967

SUPPLEMENTAL INFORMATION:

CASH PAID FOR INCOME TAXES	$-	$-

CASH PAID FOR INTEREST	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

EQUICAP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007 AND 2006

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

NOTE 2 - INTERIM FINANCIAL STATEMENTS

These interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended June 30, 2007, as not all disclosures required by generally accepted accounting principles for annual financial statements are presented. The interim financial statements follow the same accounting policies and methods of computations as the audited financial statements for the year ended June 30, 2007.

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

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Goodwill and intangible assets deemed to have indefinite lives are not amortized. All other intangible assets are amortized over their estimated useful lives. Goodwill and indefinite-lived intangible assets are subject to annual impairment testing using the guidance and criteria described in Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets”. This testing compares carrying values to fair values and, when appropriate, the carrying value of these assets is reduced to fair value. As of September 30, 2007, the Company concluded that there were no impairments on goodwill or indefinite-lived intangibles.

EQUICAP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007 AND 2006

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

	Three Months Ended September 30, 2007
	Net Income (Loss)	Shares	Per Share
Basic EPS	($137,741)	21,718,329	($0.01)
Effect of dilutive securities	-	-	-
Diluted EPS	($137,741)	21,718,329	($0.01)

	Three Months Ended September 30, 2006
	Net Income (Loss)	Shares	Per Share
Basic EPS	($54,709)	18,323,944	$-
Effect of dilutive securities	-	-	-
Diluted EPS	($54,709)	18,323,944	$-

NOTE 4 - INVENTORY

Inventory at September 30, 2007 consisted of the following:

Starters & Alternators	$45,990
Gears products	525,777
Total	$571,767

NOTE 5 - RENTAL EXPENSE

The Company's U.S. office site is located in the state of California. Rental expense for three months ended September 30, 2007 and 2006 was $1,250 and $1,050, respectively. The Company’s Chinese operations are located in Hangzhou, China, and the rental expense for three months ended September 30, 2007 and 2006 was $9,912 and $-0-, respectively.

NOTE 6- RISK FACTORS

For the auto parts segment, one major customer, Ltd/Visteon, accounted for approximately 93% of the net revenue of auto parts in North America for the three months ended September 30, 2007. For the diesel power segment, two customers, Zhejiang Xinchai Stock Co., Ltd. and Zhejiang Xinchai Power Co., Ltd., accounted for 65% and 35%, respectively, of the net revenue in China, for the three months ended September 30, 2007. These three customers accounted for 29%, 45% and 24%, respectively, of the Company’s consolidated revenue for the three months ended September 30, 2007.

For the auto parts segment, two major suppliers, Zhejiang Yongkang Boyu and Wuxi Susun provided approximately 71%, and 29%, respectively of the Company's purchases of the auto parts in North America for the three months ended September 30, 2007. For the diesel power segment, four major suppliers, Zhejiang Yuyang Marchinary Co., Ltd., Changzhou No. 2 Gears Co., Ltd., Xinchang Zhaofeng Marchinary Co., Ltd. and Xinchang Jinying Gear Box Co., Ltd., accounted for approximately 29%, 13%, 7% and 6%, of the total purchases in China for the three months ended September 30, 2007. These six suppliers accounted for 16%, 7%, 22%, 10%, 5% and 4%, respectively, of the Company’s consolidated purchases for the three months ended September 30, 2007.

EQUICAP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007 AND 2006

NOTE 7- DEFERRED COMPENSATION

As described in Note 10 (“Stock-based compensation), the Company granted options to employees and warrants to the private placement agent. Following SFAS No. 123R, the Company recognizes expenses on the fair value of the options and warrants. Deferred compensation represents stock-based compensation that will be expensed in future periods based on the vesting time of such options and warrants.

NOTE 8 - SEGMENT REPORTING

The Company’s reporting segments have been determined based on the geographic location of their operations and the nature of the products offered to customers. The North America/Auto Parts Segment, represented by the 100% owned subsidiary, IBC Automotive Products, Inc. headquartered in California, USA, focuses on sourcing automotive parts and products from China and distributing them in North America and other regions. The China/Diesel Power Segment, represented by the 75% owned subsidiary Zhejiang ZhongChai Machinery Co., Ltd. in Hangzhou, China, currently focuses on distribution of mid-sized diesel engines and engine related products, such as gears, for the industrial and agricultural equipment markets in China.

The accounting policies of the segments are the same as those described in Note 3 Summary of Significant Accounting Policies. Segment operating results evaluate earnings before corporate and unallocated shared expenses, amortization of intangible assets, gain or loss on sale of assets, net interest income, income tax benefits and minority interests. Intersegment and intergeographic sales, if any, are accounted for on an arm’s length pricing basis. There were no Intersegment sales for the three months ended September 30, 2007 and 2006.

	Three months ended September 30,
Segment revenues	2007	2006
North America/Auto Parts	$226,843	$377,627

China/Diesel Power	$505,764	$-

Corporate and Elimination	$-	$-
Consolidated	$732,607	$377,627

	Three months ended September 30,
Segment operating earnings (loss)	2007	2006
North America/Auto Parts	$(21,816)	$(53,846)

China/Diesel Power	$69,569	$-

Corporate and Elimination	$(165,346)	$-
Consolidated	$(117,593)	$(53,846)

	Three months ended September 30,
Depreciation expense	2007	2006
North America/Auto Parts	$-	$-

China/Diesel Power	$18,824	$-

Corporate and Elimination	$-	$-
Consolidated	$18,824	$-

EQUICAP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007 AND 2006

NOTE 8 - SEGMENT REPORTING (continued)

	Three months ended September 30,
Segment identifiable assets	2007	2006
North America/Auto Parts	$363,798	$435,669

China/Diesel Power	$12,444,765	$-

Corporate and Elimination	$1,665,578	$-
Consolidated	$14,474,141	$435,669

NOTE 9 - STOCK AUTHORIZATION AND ISSUANCE

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
In addition, the Company is required to use reasonable commercial efforts to maintain the registration statement’s effectiveness and file additional registration statements in the future, to continue to provide to the stockholders the opportunity to sell the shares of restricted stock that they hold. The Company paid $32,000 in respect of the penalty, to date, because the registration statement was not timely declared effective.

Although the Company has the obligation to register shares of common stock for other persons under the above described registration rights agreement, the Company is not obligated to pay liquidated damages in the event that their shares are not registered or the registration statement is not available for their sale.

NOTE 10 - STOCK-BASED COMPENSATION

As of September 30, 2007, there are outstanding 366,550 options to employees (“Employee Options”) and 422,535 warrants (“Agent Warrants”) to the private placement agent. Both the Employee Options and Agent Warrants vest over three years and have a life of five years. For the three months ended September 30, 2007, the Company recorded approximately $27,197 of stock-based compensation based on the fair value method of SFAS. N0. 123R using the following assumptions: Volatility of 34.94%, risk free interest rate of 4.63%, dividend yield of 0%, and expected life of 5 years. No estimate of forfeitures was made as the Company has a short history of granting options.

The fair value of the options and warrants was determined based on the number of shares granted and the quoted price of the Company’s common stock on the date of grant. The fair value of stock-based compensation was determined using the Black-Scholes model.

EQUICAP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007 AND 2006

NOTE 11 - MAKE GOOD ESCROW AGREEMENT

In connection with the Offering, for the benefit of the investors, eight of the former shareholders of Usunco, some of whom are the officers and directors of Equicap, have agreed to place into escrow an aggregate of 10,140,846 shares of common stock issued in the Share Exchange. The placing of shares by the former shareholders of Usunco into escrow was tantamount to a reverse stock split followed by the grant of a restricted stock award. If the consolidated financial statements of Equicap for the fiscal year ending June 30, 2007, prepared in accordance with United States generally accepted accounting principles, consistently applied, reflect either (i) less than $2,320,000 of after-tax net income or (ii) earnings before income tax provision and before minority interest of less than $3,200,000, then 3,042,254 shares of common stock in escrow will be distributed to the investors on a pro rata basis for no additional consideration. The Company did not satisfy the condition and these shares are being distributed.

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

According to SAB 79, Accounting for Expenses or Liabilities by Principal Stockholder(s), if the performance criteria are not met these shares will be released to the investors and treated as an expense for the amount of the market value of the shares as of the date of release. Per SFAS No. 123R, Accounting for Stock-Based Compensation, if the performance criteria are met, the shares will be released back to the former shareholders of Usunco and treated as an expense for the amount of the market value of the shares as of the date of release. Based upon the current market value of $1.00, the total expense recognized for the fiscal year of 2007 is $3,954,930, and the potential impact of the release of shares upon the financial statements is estimated to be approximately $7.1 million for fiscal year of 2008, respectively. Such expense is treated as an unusual item since it is deemed to be unusual in nature but may not be infrequent in occurrence. This recognition of expense will not occur if the shares are forfeited or cancelled and are not released to either the investors or the former shareholders of Usunco.

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

In connection with the Offering, Equicap granted registration rights to the investors and the holders of the Agent Warrant, and provided for registration rights for certain former principal shareholders of Equicap through piggy-back rights for their respective shares of common stock. Equicap entered into one registration rights agreement with the aforementioned persons. Equicap agreed to register the sale of the 8,450,704 shares of common stock issued to investors in the Offering, the 161,633 shares of common stock issued to vFinance, the 422,535 shares of common stock underlying the Agent Warrant and the 1,161,632 shares held by the former principal shareholders of Equicap. In addition, if certain make good shares are distributed to the investors, Equicap will be obligated to register these shares in addition. If any of the above shares are not eligible for registration because of the rules and regulations of the Securities and Exchange Commission, when they are eligible for registration, Equicap will be obligated to take such action to have them registered for sale by the holder by filing successive registration statements. The initial registration statement for sale of the common shares was filed within the time limit of the registration rights agreement. Equicap had to have the registration statement effective within 150 days of the closing date of the Offering. If these actions are not achieved by those dates then Equicap must pay each of, and only, the investors 1% of the share purchase price paid by such investor for each month thereafter that the investors cannot publicly sell the shares of common stock covered by that registration statement The same penalties for the failure to file or have declared effective a registration statement within the stated time periods and maintain its effectiveness also apply to the subsequent required registration statements. The maximum penalties under the liquidated damages provision payable to the investors is 10% of the share purchase price paid by the investors in the Offering. The above timing and number of shares are subject to various conditions, and the registration statements are subject to the rules and regulations of the SEC and the staff interpretations thereof. The registration statements required for the investors and vFinance under the registration rights agreement must be kept effective until all the shares of these parties are sold or may be sold without limitation under Rule 144k. Equicap did not meet the effectiveness deadline for the initial registration statement and paid $32,000 to the investors under the liquidated damages provision.

The former principal shareholders of Equicap who have piggy-back rights also have a demand registration right after all the shares of the investors and vFinance have either been sold or may be sold without limitation under Rule 144k. The company is obliged to keep this registration statement effective until all the shares have been sold or are eligible for sale under Rule 144k.

Equicap completed the capitalization of its PRC joint venture shortly after the above described private placement. Pursuant to PRC law, foreign joint ventures have to be capitalized pursuant to the terms of their approval. Equicap, through Usunco contributed $8,000,000 and its joint venture partner contributed $2,600,000, all of which will be used as working capital and other corporate purposes. Future capital contributions between the parties are to be on a 75% - 25% basis, with Usunco being the majority party.

Results of Operations

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Revenue

Revenue increased by $354,980 or 94% to $732,607 for the three months ended September 30, 2007 compared with $377,627 for the three months ended September 30, 2006. Revenue for the three months ended September 30, 2007, consists of sales of automotive parts in North America and sales of diesel engines and gears in China, for $226,843 and $505,764, respectively. All sales revenue for the three months ended September 30, 2006 were generated by its IBC subsidiary, incepted on May 14, 2004, from distribution of starters and alternators.

Cost of Sales and Gross Margin

Cost of sales was $588,438 for the three months ended September 30, 2007, increasing by 217,883or 59%, from $370,555 for the three months ended September 30, 2006. The gross margin was approximately 20% for the three months ended September 30, 2007, compared to approximately 2% for the three months ended September 30, 2006. The low gross margin for the quarter ended September 30, 2006 for IBC subsidiary was due to its temporary strategy to maintain customer relationships in the circumstances of rising purchase costs during the quarter, which it was unable to immediately pass onto its customers.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consisted primarily of labor cost and related overhead costs for sales, marketing, finance, legal, human resources and general management. Such costs also include the expenses recognized for stock-based compensation pursuant to FAS 123(R).

SG&A expenses increased by $200,844 to $261,762 in the three months ended September 30, 2007, from $60,918 in three months ended September 30, 2006. Increase in SG&A was mainly attributed to the increase in costs related to being a public company including professional services related to auditing, legal and other services, costs associated with the new recruitments and operating expenses in China, and non-cash expenses amounting to $27,197 recognized for stock based compensation related to stock options and warrants granted in the period pursuant to SFAS 123(R).

Net Loss

Net loss reached $137,741 in three months ended September 30, 2007, compared with net loss of $54,709 in the three months ended September 30, 2006. The net loss was mainly attributed to the increase in general and administrative expenses, comprised of costs related to being a public company including professional services related to auditing, legal and other services, costs associated with the new recruitments and operating expenses in China, and non-cash expenses recognized for stock based compensation related to stock options and warrants granted in the period pursuant to SFAS 123(R).

Potential Impact on Future Results from Make Good Arrangement

As elaborated in the section “Share Exchange and Private Placement”, in connection with the Offering, for the benefit of the investors, eight of the former shareholders of Usunco, some of whom are the officers and directors of Equicap, agreed to place into escrow an aggregate of 10,140,846 shares of common stock issued in the Share Exchange. If the consolidated financial statements of Equicap for the fiscal year ending June 30, 2008, prepared in accordance with United States generally accepted accounting principles, consistently applied, do not meet certain performance criteria, then 7,098,592 shares of common stock in escrow will be distributed to the investors on a pro rata basis for no additional consideration. Any shares not distributed to the investors will be released to the persons who placed them in escrow.

According to SAB 79, Accounting for Expenses or Liabilities by Principal Stockholder(s), if the performance criteria are not met these shares will be released to the investors and treated as an expense for the amount of the market value of the shares as of the date of release. Per SFAS No. 123R, Accounting for Stock-Based Compensation, if the performance criteria are met, the shares will be released back to the former shareholders of Usunco and treated as an expense for the amount of the market value of the shares as of the date of release. Therefore, whether or not such performance criteria are met, based upon the current market value of $1.00, the potential impact of the release of shares (either to the investors or back to the former Usunco shareholders) upon the financial statements is estimated to be approximately $7.1 million for fiscal year 2008. This recognition of expense will not occur if the shares are forfeited or cancelled and are not released to either the investors or the former shareholders of Usunco.

Liquidity and Capital Resources

As of September 30, 2007, Equicap had assets equal to $14,474,141 which primarily were comprised of cash and cash equivalents of $ 7,760,785 and net receivables and other receivables of $548,461. Equicap’s current liabilities as of September 30, 2007 were $1,787,852, which primarily were comprised of trade accounts payable, accrued expenses and other payables. At September 30, 2007, Equicap had working capital of $7,267,378. Equicap believes that it has sufficient operating capital for its current operations.

Equicap has funded its operations from income generated by its IBC subsidiary and by its PRC subsidiaries. The principal equity funding for the company was a private placement in March 2007, in which Equicap sold 8,450,704 shares at an aggregate offering price of $12,000,000. After related expenses, Equicap had net proceeds of approximately $10,000,000. The net proceeds of the private placement are being used by Equicap and its various subsidiaries principally for market expansion, product development, product acquisition and working capital and general corporate purposes.

Equicap used $8,000,000 of the proceeds from the March 2007 offering to fund the capital of ZhongChai JV. These funds are available as working capital of the joint venture. The joint venture partner contributed $2,600,000 of working capital simultaneously with the contribution by Equicap.

Subsequent to the fiscal year end of June 30, 2007, Equicap used approximately $3,700,000 of its cash assets to acquire Shengte as a wholly-owned subsidiary of ZhongChai JV. The cash assets used for this acquisition were those forming a part of the working capital contributed to ZhongChai JV. Shengte is a manufacturer and distributor of gears and transmissions systems mainly used with diesel engines for industrial and agricultural machinery. We expect that future cash flows generated from the operation of gears business will be sufficient to cover Shengte’s working capital requirements.

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
31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007.

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

Date: November 14, 2007	EQUICAP, INC.

	By:	/s/ Jason Lu
Name: Jason Lu
Title: Chief Executive Officer

By:	/s/ David Ming He
Name: David Ming He
Title: Chief Financial Officer