Form 10QSB
period 2007-12-31
EQUICAP INC
filed 2008-02-05
CIK 1006840

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 28,169,013 shares of common stock, par value $.001 per share, outstanding as of February 4, 2008.

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

EQUICAP, INC.
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2007
(UNAUDITED)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,839,165
Accounts receivable, net of allowance of $232,853	341,431
Inventory	780,826
Other receivables, net of allowance of $38,918	652,959
Advance payments	4,532,027
Prepaid expenses	98,486
Trade note receivable	109,680

Total Current Assets	8,354,574

PROPERTY AND EQUIPMENT, NET	2,439,130

GOODWILL	3,188,639

OTHER ASSETS
Deferred compensation	226,790
Other deferred assets	1,426

Total Other Assets	228,216

Total Assets	$14,210,559

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,084,304
Taxes payable	37,568
Other payables	431,773

Total Current Liabilities	1,553,645

MINORITY INTEREST	2,648,612

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value, 10,000,000 shares
authorized, -0- shares issued and outstanding	-
Common stock, $.001 par value, 500,000,000 shares
authorized, 28,169,013 shares issued and outstanding	28,169
Stock Subscription Receivable - IBC	(1,780)
Stock Subscription Receivable - Usunco	(33,120)
Additional paid-in capital	15,092,331
Accumulated deficit	(5,738,157)
Accumulated other comprehensive income	660,859

Total Stockholders’ Equity	10,008,302

Total Liabilities and Stockholders’ Equity	$14,210,559

The accompanying notes are an integral part of these consolidated financial statements

EQUICAP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(UNAUDITED)

	For Three Months Ended
	December 31,
	2007	2006

REVENUE	$741,978	$336,468

COST OF SALES	554,172	278,872

GROSS PROFIT	187,806	57,596

OPERATING EXPENSES
Selling, general and administrative	574,205	60,767

LOSS FROM OPERATIONS	(386,399)	(3,171)

OTHER INCOME (EXPENSE)
Interest income	46,640	-
Interest expense	(741)	-
Other income (expense), net	2,160	-
Total other income (expense)	48,059	-

LOSS BEFORE PROVISION FOR INCOME TAX	(338,340)	(3,171)

PROVISION FOR INCOME TAX	-	-

NET LOSS BEFORE MINORITY INTEREST	(338,340)	(3,171)

MINORITY INTEREST	18,434	-

NET LOSS	(356,774)	(3,171)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	307,714	-

COMPREHENSIVE LOSS	($49,060)	$(3,171)

LOSS PER COMMON SHARE
Basic	($ 0.01)	$-
Diluted	($ 0.01)	$-

WEIGHTED AVERAGE SHARES OF
COMMON STOCK
Basic	28,169,013	18,323,944
Diluted	28,169,013	18,323,944

The accompanying notes are an integral part of these consolidated financial statements.

EQUICAP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS\
(UNAUDITED)

	For Six Months Ended
	December 31,
	2007	2006

REVENUE	$1,474,586	$714,096

COST OF SALES	1,142,610	664,078

GROSS PROFIT	331,976	50,018

OPERATING EXPENSES
Selling, general and administrative	835,967	118,352

LOSS FROM OPERATIONS	(503,991)	(68,334)

OTHER INCOME (EXPENSE)
Interest income	78,776	-
Interest expense	(741)	-
Other income (expense), net	(28,992)	-
Total other income (expense)	49,043	-

LOSS BEFORE PROVISION FOR INCOME TAX	(454,948)	(68,334)

PROVISION FOR INCOME TAX	-	-

NET LOSS BEFORE MINORITY INTEREST	(454,948)	(68,334)

MINORITY INTEREST	39,567	-

NET LOSS	(494,515)	(68,334)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	478,682	-

COMPREHENSIVE LOSS	($15,833)	$(68,334)

LOSS PER COMMON SHARE
Basic	($ 0.02)	$-
Diluted	($ 0.02)	$-

WEIGHTED AVERAGE SHARES OF
COMMON STOCK
Basic	28,169,013	18,323,944
Diluted	28,169,013	18,323,944

The accompanying notes are an integral part of these consolidated financial statements.

EQUICAP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For Six Months Ended
	December 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	($ 494,515)	($ 68,334)
Adjustments to reconcile net loss to net cash
used by operating activities:
Minority interest	39,567	-
Depreciation	32,987	-
Allowance for bad debts	215,863	-
Stock based compensation	54,394	-
Non-cash payments of rent	2,500	2,100
Changes in assets and liabilities:
Accounts receivable	322,246	109,257
Inventory	(378,340)	57,217
Other receivables	3,543,016	-
Advance payments	(3,757,688)	(20,000)
Prepaid expenses	(68,257)	-
Trade note receivable	(107,323)	-
Other deferred assets	3,288	-
Accounts payable and accrued expenses	244,100	(177,289)
Taxes payable	(2,701)	-
Other payables	(389,414)	-
Due to shareholders	-	27,130

Total Adjustments	(245,762)	(1,585)

Net Cash Provided (Used) By Operating Activities	(740,277)	(69,919)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(1,532,663)	-
Additions to construction in progress	(409,185)	-
Acquisition of Shengte, net of cash from Shengte	(3,495,463)	-

Net Cash Used By Investing Activities	(5,437,311)	-

EFFECT OF FOREIGN CURRENCY CONVERSION ON CASH	167,941	-

NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,009,647)	(69,919)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	7,848,812	129,798

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,839,165	$59,879

SUPPLEMENTAL INFORMATION:

CASH PAID FOR INCOME TAXES	$-	$-

CASH PAID FOR INTEREST	$741	$-

The accompanying notes are an integral part of these consolidated financial statements.

EQUICAP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006
(UNAUDITED)

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

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Goodwill and intangible assets deemed to have indefinite lives are not amortized. All other intangible assets are amortized over their estimated useful lives. Goodwill and indefinite-lived intangible assets are subject to annual impairment testing using the guidance and criteria described in Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets”. This testing compares carrying values to fair values and, when appropriate, the carrying value of these assets is reduced to fair value. As of December 31, 2007, the Company concluded that there were no impairments on goodwill or indefinite-lived intangibles.

EQUICAP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006
(UNAUDITED)

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

	Three Months Ended December 31, 2007			Six Months Ended December 31, 2007
	Net Income (Loss)	Shares	Per Share	Net Income (Loss)	Shares	Per Share

Basic EPS	($356,774)	28,169,013	($0.01)	($494,515)	28,169,013	($0.02)
Effect of dilutive securities	-	-	-	-	-	-
Diluted EPS	($356,774)	28,169,013	($0.01)	($494,515)	28,169,013	($0.02)

	Three Months Ended December 31, 2006			Six Months Ended December 31, 2006
	Net Income (Loss)	Shares	Per Share	Net Income (Loss)	Shares	Per Share

Basic EPS	($3,171)	18,323,944	$-	($68,334)	18,323,944	$-
Effect of dilutive securities	-	-	-	-	-	-
Diluted EPS	($3,171)	18,323,944	$-	($68,334)	18,323,944	$-

NOTE 4 - INVENTORY

Inventory at December 31, 2007 consisted of the following:

Starters & Alternators	$25,863
Gears products	754,963
Total	$780,826

NOTE 5 - ADVANCE PAYMENTS

Advance payments amounted to approximately $4.53 million as of December 31, 2007, which represent a deposit that Zhongchai placed with Zhejiang Xinchai Holdings Co., Ltd. ("Xinchai Holdings"), a corporation in China, to secure Zhongchai's exclusive right to acquire 100% interest of a project from Xinchai Holdings within twelve months starting Oct. 15, 2007. The project is located in Hangzhou, Zhejiang Province, China, for assembly of advanced diesel engines, engine components and related products. The project is currently in the process of obtaining land, approval, and final registration. Zhongchai will be entitled to a refund of the full deposit amount in case the project is not completed or Zhongchai decides not to pursue the transaction within the twelve month period. The Company expects to enter into a definitive agreement after completion of due diligence and final establishment of the operations.

NOTE 6 - RENTAL EXPENSE

The Company's U.S. office site is located in the state of California. Rental expense for the three months ended December 31, 2007 and 2006 was $1,250 and $1,050, respectively. Rental expense for the six months ended December 31, 2007 and 2006 was $2,500 and $2,100 respectively. The Company’s Chinese operations are located in Hangzhou, China, and the rental expense for three months ended December 31, 2007 and 2006 was $11,323 and $2,606, respectively. The rental expense for six months ended December 31, 2007 and 2006 was $21,235 and $5,178, respectively.

EQUICAP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006
(UNAUDITED)

NOTE 7- RISK FACTORS

For the auto parts segment, one major customer, JNS TSUSHO Corporation, accounted for 100% of the net revenue of auto parts in North America for the three months ended December 31, 2007. For the diesel power segment, two customers, Zhejiang Xinchai Stock Co., Ltd. and Zhejiang Xinchai Power Co., Ltd., accounted for 67% and 33%, respectively, of the net revenue in China, for the three months ended December 31, 2007. These three customers accounted for 26%, 49% and 25%, respectively, of the Company’s consolidated revenue for the three months ended December 31, 2007. For the six months ended December 31, 2007, two major customers, Ltd/Visteon and JNS TSUSHO Corporation, accounted for approximately 50% and 46% of the net revenue of auto parts in North America; and two customers, Zhejiang Xinchai Stock Co., Ltd. and Zhejiang Xinchai Power
Co., Ltd., accounted for 67% and 33%, respectively, of the net revenue in China. These four customers accounted for 14%, 13%, 47% and 24%, respectively, of the Company’s consolidated revenue for the six months ended December 31, 2007.

For the auto parts segment, one major supplier, Fittswell (Hong Kong) Industries Co., Ltd provided 100% of the Company's purchases of the auto parts in North America for the three months ended December 31, 2007. For the diesel power segment, three major suppliers, Zhejiang Yuyang Machinery Co., Ltd., Changzhou No. 2 Gears Co., Ltd., and Xinchang ZhiSheng Machinery Co., Ltd. accounted for approximately 39%, 15% and 7%, of the total purchases in China for the three months ended December 31, 2007. These four suppliers accounted for 18%, 32%, 12% and 6%, respectively, of the Company’s consolidated purchases for the three months ended December 31, 2007. For the six months ended December 31, 2007, three major suppliers, Fittswell (Hong Kong) Industries Co., Ltd, Zhejiang Yongkang Boyu and Wuxi Susun provided approximately 43%, 40% and 17%, respectively of the Company's purchases of the auto parts in North America; and three major suppliers, Zhejiang Yuyang Machinery Co., Ltd., Changzhou No. 2 Gears Co., Ltd., and Xinchang Zhaofeng Machinery Co., Ltd., accounted for approximately 40%, 16% and 7%, of the total purchases in China. These six suppliers accounted for 10%, 9%, 4%, 31%, 13% and 6%, respectively, of the Company’s consolidated purchases for the six months ended December 31, 2007.

NOTE 8- DEFERRED COMPENSATION

As described in Note 11 (“Stock-based compensation”), the Company granted options to employees and warrants to the private placement agent. Following SFAS No. 123R, the Company recognizes expenses on the fair value of the options and warrants. Deferred compensation represents stock-based compensation that will be expensed in future periods based on the vesting time of such options and warrants.

NOTE 9 - SEGMENT REPORTING

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

The accounting policies of the segments are the same as those described in Note 3 Summary of Significant Accounting Policies. Segment operating results evaluate earnings before corporate and unallocated shared expenses, amortization of intangible assets, gain or loss on sale of assets, net interest income, income tax benefits and minority interests. Intersegment and intergeographic sales, if any, are accounted for on an arm’s length pricing basis. There were no Intersegment sales for the three and six months ended December 31, 2007 and 2006.

EQUICAP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006
(UNAUDITED)

NOTE 9 - SEGMENT REPORTING (continued)

	Three months ended December 31,		Six months ended December 31,
Segment revenues	2007	2006	2007	2006
North America/Auto Parts	$192,584	$336,468	$419,427	$714,096

China/Diesel Power	$549,394	$-	$1,055,159	$-

Corporate and Elimination	$-	$-		$-
Consolidated	$741,978	$336,468	$1,474,586	$714,096

	Three months ended December 31,		Six months ended December 31,
Segment operating earnings (loss)	2007	2006	2007	2006
North America/Auto Parts	($225, 247)	($3,171)	($247,064)	($68,334)

China/Diesel Power	$34,812	$-	$104,382	$-

Corporate and Elimination	($195,964)	$-	($361,309)	$-
Consolidated	($386,399)	($3,171)	($503,991)	($68,334)

	Three months ended December 31,		Six months ended December 31,
Depreciation expense	2007	2006	2007	2006
North America/Auto Parts	$-	$-	$-	$-

China/Diesel Power	$14,164	$-	$32,987	$-

Corporate and Elimination	$-	$-	$-	$-
Consolidated	$14,164	$-	$32,987	$-

As of December 31,
Segment identifiable assets	2007	2006
North America/Auto Parts	$94,315	$397,730

China/Diesel Power	$12,825,974	$-

Corporate and Elimination	$1,290,270	$-
Consolidated	$14,210,559	$397,730

EQUICAP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006
(UNAUDITED)

NOTE 10 - STOCK AUTHORIZATION AND ISSUANCE

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

NOTE 11 - STOCK-BASED COMPENSATION

As of December 31, 2007, there are outstanding 366,550 options to employees (“Employee Options”) and 422,535 warrants (“Agent Warrants”) to the private placement agent. Both the Employee Options and Agent Warrants vest over three years and have a life of five years. For the three and six months ended December 31, 2007, the Company recorded approximately $27,197 and $54,394, respectively, of stock-based compensation based on the fair value method of SFAS. N0. 123R using the following assumptions: Volatility of 34.94%, risk free interest rate of 4.63%, dividend yield of 0%, and expected life of 5 years. No estimate of forfeitures was made as the Company has a short history of granting options.

The fair value of the options and warrants was determined based on the number of shares granted and the quoted price of the Company’s common stock on the date of grant. The fair value of stock-based compensation was determined using the Black-Scholes model.

NOTE 12 - MAKE GOOD ESCROW AGREEMENT

In connection with the Offering, for the benefit of the investors, eight of the former shareholders of Usunco, some of whom are the officers and directors of Equicap, have agreed to place into escrow an aggregate of 10,140,846 shares of common stock issued in the Share Exchange. The placing of shares by the former shareholders of Usunco into escrow was tantamount to a reverse stock split followed by the grant of a restricted stock award. If the consolidated financial statements of Equicap for the fiscal year ending June 30, 2007, prepared in accordance with United States generally accepted accounting principles, consistently applied, reflect either (i) less than $2,320,000 of after-tax net income or (ii) earnings before income tax provision and before minority interest of less than $3,200,000, then 3,042,254 shares of common stock in escrow will be distributed to the investors on a pro rata basis for no additional consideration. The Company did not satisfy the condition and these shares have been distributed. According to the Registration Rights Agreement, the Company filed a registration statement for such 3,042,254 shares distributed to the investors, and the registration statement was declared effective on December 21, 2007.

EQUICAP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006
(UNAUDITED)

NOTE 12 - MAKE GOOD ESCROW AGREEMENT (continued)

If either (i) the earnings per share reported in the Annual Report on Form 10-KSB of Equicap for the fiscal year ending June 30, 2008 is less than $0.343 on a fully diluted basis (as equitably adjusted for any stock splits, stock combinations, stock dividends or similar transactions), (ii) the earnings per share before income tax provision and before minority interest reported in the Annual Report on Form 10-KSB of the company for the fiscal year ending June 30, 2008, is less than $0.446 on a fully diluted basis (as equitably adjusted for any stock splits, stock combinations, stock dividends or similar transactions), (iii) the after tax net income reported in the Annual Report on Form 10-KSB of the company for the fiscal year ending June 30, 2008, is less than $10,000,000, or (iv) the earnings before income tax provision and before minority interest reported in the Annual Report on Form 10-KSB of the company for the fiscal year ending June 30, 2008, is less than $13,020,000, then 7,098,592 shares of common stock in escrow will be distributed to the investors on a pro rata basis for no additional consideration. Any shares not distributed to the investors will be released to the persons who placed them in escrow. Any make good shares issued to the investors will be subject to the registration rights under the Registration Rights Agreement.

According to SAB 79, Accounting for Expenses or Liabilities by Principal Stockholder(s), if the performance criteria are not met these shares will be released to the investors and treated as an expense for the amount of the market value of the shares as of the date of release. Per SFAS No. 123R, Accounting for Stock-Based Compensation, if the performance criteria are met, the shares will be released back to the former shareholders of Usunco and treated as an expense for the amount of the market value of the shares as of the date of release. Based upon the market price of $1.00 per share of common stock as of June 30, 2007, the total expense recognized for the fiscal year of 2007 was $3,954,930. Based upon the current market price of $0.20 per share, the potential impact of the release of shares upon the financial statements is estimated to be approximately $1.4 million for the fiscal year of 2008. Such expense is treated as an unusual item since it is deemed to be unusual in nature but may not be infrequent in occurrence. This recognition of expense will not occur if the shares are forfeited or cancelled and are not released to either the investors or the former shareholders of Usunco.

NOTE 13 - SUBSEQUENT EVENTS

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

Conversion of Convertible Note of Equicap

Equicap and Fountainhead Capital Partners Limited entered into a convertible note on December 31, 2006, the principal of which was for working capital and discharge of accrued payables of Equicap. As part of the Share Exchange, Fountainhead agreed to convert the outstanding principal and accrued interest of approximately $100,000 into 702,132 shares of common stock, contingent on the closing of the Share Exchange. Upon the conversion, the note was cancelled. The shares were issued as restricted stock. Equicap has agreed to register the shares issued in the conversion.

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

Results of Operations

Three Months Ended December 31, 2007 Compared to Three Months Ended December 31, 2006

Revenue

Revenue increased by $405,510 or 121% to $741,978 for the three months ended December 31, 2007 compared with $336,468 for the three months ended December 31, 2006. Revenue for the three months ended December 31, 2007, consists of sales of automotive parts in North America and sales of gears and transmissions in China, for $192,584 and $549,394, respectively. All sales revenue for the three months ended December 31, 2006 were generated by its IBC subsidiary, incepted on May 14, 2004, from distribution of starters and alternators.

Cost of Sales and Gross Margin

Cost of sales was $554,172 for the three months ended December 31, 2007, increasing by $275,300 or 99%, from $278,872 for the three months ended December 31, 2006. The gross margin was approximately 25% for the three months ended December 31, 2007, compared to approximately 17% for the three months ended December 31, 2006. The low gross margin for the quarter ended December 31, 2006 for IBC subsidiary was due to its inability to raise prices on its customers and had to absorb by itself the price increases from suppliers during the quarter.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consisted primarily of labor cost and related overhead costs for sales, marketing, finance, legal, human resources and general management. Such costs also include the expenses recognized for stock-based compensation pursuant to FAS 123(R).

SG&A expenses increased by $513,438 to $574,205 in the three months ended December 31, 2007, from $60,767 in three months ended December 31, 2006. Increase in SG&A was mainly attributed to the increase in costs related to being a public company including professional services related to auditing, legal and other services, costs associated with the new recruitments and operating expenses in China, a special provision of bad debt allowance for amount of $215,103 owing to management’s expectation of non-collection of amounts due from one particular customer of IBC, and non-cash expenses amounting to $27,197 recognized for stock based compensation related to stock options and warrants granted in the period pursuant to SFAS 123(R).

Net Loss

Net loss reached $356,774 in three months ended December 31, 2007, compared with net loss of $3,171 in the three months ended December 31, 2006. The net loss was mainly attributed to the increase in general and administrative expenses, comprised of costs related to being a public company including professional services related to auditing, legal and other services, costs associated with the new recruitments and operating expenses in China, a special bad debt allowance provision, and non-cash expenses recognized for stock based compensation related to stock options and warrants granted in the period pursuant to SFAS 123(R).

Six Months Ended December 31, 2007 Compared to Six Months Ended December 31, 2006

Revenue

Revenue increased by $760,490 or 106% to $1,474,586 for the six months ended December 31, 2007 compared with $714,096 for the six months ended December 31, 2006. Revenue for the six months ended December 31, 2007, consists of sales of automotive parts in North America and sales of gears and transmissions in China, for $419,427 and $1,055,159, respectively. All sales revenue for the six months ended December 31, 2006 were generated by its IBC subsidiary, incepted on May 14, 2004, from distribution of starters and alternators.

Cost of Sales and Gross Margin

Cost of sales was $1,142,610 for the six months ended December 31, 2007, increasing by $478,532 or 72%, from $664,078 for the six months ended December 31, 2006. The gross margin was approximately 23% for the six months ended December 31, 2007, compared to approximately 7% for the six months ended December 31, 2006. The low gross margin for the six months ended December 31, 2006 for IBC subsidiary was due to its to its inability to raise prices on its customers and had to absorb by itself the price increases from suppliers during the period.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consisted primarily of labor cost and related overhead costs for sales, marketing, finance, legal, human resources and general management. Such costs also include the expenses recognized for stock-based compensation pursuant to FAS 123(R).

SG&A expenses increased by $717,615 to $835,967 in the six months ended December 31, 2007, from $118,352 in six months ended December 31, 2006. Increase in SG&A was mainly attributed to the increase in costs related to being a public company including professional services related to auditing, legal and other services, costs associated with the new recruitments and operating expenses in China, a special provision of bad debt allowance for amount of $215,103 owing to management’s expectation of non-collection of amounts due from one particular customer of IBC, and non-cash expenses amounting to $54,394 recognized for stock based compensation related to stock options and warrants granted in the period pursuant to SFAS 123(R).

Net Loss

Net loss reached $494,515 in six months ended December 31, 2007, compared with net loss of $68,334 in the six months ended December 31, 2006. The net loss was mainly attributed to the increase in general and administrative expenses, comprised of costs related to being a public company including professional services related to auditing, legal and other services, costs associated with the new recruitments and operating expenses in China, a special bad debt allowance provision, and non-cash expenses recognized for stock based compensation related to stock options and warrants granted in the period pursuant to SFAS 123(R).

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

According to SAB 79, Accounting for Expenses or Liabilities by Principal Stockholder(s), if the performance criteria are not met these shares will be released to the investors and treated as an expense for the amount of the market value of the shares as of the date of release. Per SFAS No. 123R, Accounting for Stock-Based Compensation, if the performance criteria are met, the shares will be released back to the former shareholders of Usunco and treated as an expense for the amount of the market value of the shares as of the date of release. Therefore, whether or not such performance criteria are met, based upon the current market value of $0.20, the potential impact of the release of shares (either to the investors or back to the former Usunco shareholders) upon the financial statements is estimated to be approximately $1.4 million for fiscal year 2008. This recognition of expense will not occur if the shares are forfeited or cancelled and are not released to either the investors or the former shareholders of Usunco.

Liquidity and Capital Resources

As of December 31, 2007, Equicap had current assets equal to $8,354,574 which primarily were comprised of cash and cash equivalents of $ 1,839,165, inventory of $780,826 and net receivables and other receivables of $5,518,690. Equicap’s current liabilities as of December 31, 2007 were $1,553,645, which primarily were comprised of trade accounts payable, accrued expenses, taxes payable and other payables. At December 31, 2007, Equicap had working capital of $6,800,929. Equicap believes that it has sufficient operating capital for its current operations.

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

In October, 2007, the Zhongchai JV placed a deposit equivalent to approximately $4.52 million with Zhejiang Xinchai Holdings Co., Ltd. ("Xinchai Holdings"), a corporation in China, to secure Zhongchai JV's exclusive right to acquire 100% interest of a project from Xinchai Holdings within twelve months starting October 15, 2007. The project is located in Hangzhou, Zhejiang Province, China, for assembly of advanced diesel engines, engine components and related products. The project is currently in the process of obtaining land, approval, and final registration. Zhongchai will be entitled to a refund of the full deposit amount in case the project is not completed or Zhongchai decides not to pursue the transaction within the twelve month period. The Company expects to enter into a definitive agreement after completion of due diligence and final establishment of the operations.

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

Advertising Costs

The company expenses the cost of advertising as incurred. Advertising costs for the three and six months ended December 31, 2006 and 2007 were insignificant.

Income Taxes

Deferred income taxes are computed using the asset and liability method, such that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between financial reporting amounts and the tax basis of existing assets and liabilities based on currently enacted tax laws and tax rates in effect in the United States of America for the periods in which the differences are expected to reverse. Income tax expense is the tax payable for the period plus the change during the period in deferred income taxes. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. No differences were noted between the book and tax bases of the Company’s assets and liabilities, respectively. Therefore, there are no deferred tax assets or liabilities for the three and six months ended December 31, 2007. For the China/Diesel Power segment, the Zhongchai JV is located in the PRC, and is therefore subject to central government and provincial and local income taxes within the PRC at the applicable tax rate on the taxable income as reported in the PRC statutory financial statements in accordance with relevant income tax laws. The normal tax rate is 33%.

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
31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2007.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2007.

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

Date: February 5, 2008	EQUICAP, INC.

By:	/s/ Jason Lu
Name: Jason Lu
Title: Chief Executive Officer

By:	/s/ David Ming He
Name: David Ming He
Title: Chief Financial Officer