Form 10QSB
period 2008-03-31
EQUICAP INC
filed 2008-05-09
CIK 1006840

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to _____

Commission file number: 000-31091

Equicap, Inc.

(Exact name of small business issuer as specified in its charter)

Nevada	33-0652593
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

10510 Hillsboro Road Santa Ana, California	92705
(Address of principal executive offices)	(Zip Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 28,169,013 shares of common stock, par value $.001 per share, outstanding as of May 7, 2008.

Transitional Small Business Disclosure Format (Check one): YES ☐ NO ☒

EQUICAP, INC.

- INDEX -

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Statements made in this Form 10-QSB (the “Quarterly Report”) that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements often can be identified by the use of terms such as “may”, “will”, “expect”, “believe”, “anticipate”, “estimate”, “approximate”, or “continue”, or the negative thereof. Equicap, Inc. (the “Company”) intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. These factors include our current dependence on a limited number of products and customers, the shift in focus of our business, the demand for our products, pricing pressures on our products caused by demand and competition, delivery deadlines, customer satisfaction, our ability to generate sales and expand our customer base, warranty obligations and claims, operating a portion of our business in the Peoples Republic of China, currency controls and exchange rate exposure, and the other risk factors discussed in our reports filed with the Securities and Exchange Commission. The Company disclaims any obligation to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

EQUICAP, INC.

CONSOLIDATED BALANCE SHEET

MARCH 31, 2008

(UNAUDITED)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,249,268
Accounts receivable, net of allowance of $233,033	627,141
Inventory	937,114
Other receivables, net of allowance of $37,131	1,411,392
Advance payments	3,546,748
Prepaid expenses	59,113
Notes receivable	270,106

Total Current Assets	8,100,882

PROPERTY AND EQUIPMENT, NET	2,514,792

GOODWILL	3,321,208

OTHER ASSETS
Intangible assets	2,793
Deferred compensation	199,592
Other deferred assets	1,299

Total Other Assets	203,684

Total Assets	$14,140,566

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$655,231
Taxes payable	40,034
Other payables	431,310

Total Current Liabilities	1,126,575

MINORITY INTEREST	2,668,512

COMITTMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	-
Common stock, $.001 par value, 100,000,000 shares authorized, 28,169,013 shares issued and outstanding	28,169
Additional paid-in capital	15,063,532
Accumulated deficit	(5,878,586)
Accumulated other comprehensive income	1,132,364

Total Stockholders’ Equity	10,345,479

Total Liabilities and Stockholders’ Equity	$14,140,566

The accompanying notes are an integral part of these consolidated financial statements

EQUICAP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For Three Months Ended
	March 31,
	2008	2007

REVENUE	$968,914	$491,981

COST OF SALES	786,371	436,637

GROSS PROFIT	182,543	55,344

OPERATING EXPENSES
Selling, general and administrative	365,657	990,236

LOSS FROM OPERATIONS	(183,114)	(934,892)

OTHER INCOME (EXPENSE)
Interest income (expense)	7,154	-
Other income (expense), net	55,432	(1,073)
Total other income (expense)	62,586	(1,073)

LOSS BEFORE PROVISION FOR INCOME TAX	(120,528)	(935,965)

PROVISION FOR INCOME TAX	-	825

NET LOSS BEFORE MINORITY INTEREST	(120,528)	(936,790)

MINORITY INTEREST	19,900	-

NET LOSS	(140,428)	(936,790)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	471,505	17,697

COMPREHENSIVE INCOME (LOSS)	$331,077	$(919,093)

LOSS PER COMMON SHARE
Basic	$(0.00)	$(0.04)
Diluted	$(0.00)	$(0.04)

WEIGHTED AVERAGE SHARES OF COMMON STOCK
Basic	28,169,013	20,839,906
Diluted	28,169,013	20,839,906

The accompanying notes are an integral part of these consolidated financial statements.

EQUICAP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For Nine Months Ended
	March 31,
	2008	2007

REVENUE	$2,443,500	$1,206,077

COST OF SALES	1,928,981	1,100,715

GROSS PROFIT	514,519	105,362

OPERATING EXPENSES
Selling, general and administrative	1,201,624	1,108,588

LOSS FROM OPERATIONS	(687,105)	(1,003,226)

OTHER INCOME (EXPENSE)
Interest income	85,189	-
Other income (expense), net	26,440	(1,073)
Total other income (expense)	111,629	(1,073)

LOSS BEFORE PROVISION FOR INCOME TAX	(575,476)	(1,004,299)

PROVISION FOR INCOME TAX	-	825

NET LOSS BEFORE MINORITY INTEREST	(575,476)	(1,005,124)

MINORITY INTEREST	59,467	-

NET LOSS	(634,943)	(1,005,124)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	950,187	17,697

COMPREHENSIVE INCOME (LOSS)	$315,244	$(987,427)

LOSS PER COMMON SHARE
Basic	$(0.02)	$(0.05)
Diluted	$(0.02)	$(0.05)

WEIGHTED AVERAGE SHARES OF COMMON STOCK
Basic	28,169,013	19,568,101
Diluted	28,169,013	19,568,101

The accompanying notes are an integral part of these consolidated financial statements.

EQUICAP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For Nine Months Ended
	March 31,
	2008		2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$	(634,943)	$	(1,005,124)
Adjustments to reconcile net loss to net cash used by operating activities:
Non cash note conversion cost				897,131
Share-based compensation		81,592		17,987
Minority interest		59,467		-
Depreciation and amortization		73,313		-
Allowance for bad debts		212,391		(5,246)
Non-cash payments of rent		3,750		3150
Changes in assets and liabilities:
Accounts receivable		54,140		121,518
Inventory		(501,710)		59,395
Other receivables		2,957,982		-
Advance payments		(2,657,134)		-
Prepaid expenses		(27,625)		-
Trade note receivable		(256,563)		-
Other deferred assets		(1,234)		-
Accounts payable and accrued expenses		(201,770)		143,431
Taxes payable		(293)		-
Other payables		(406,868)		7,346
Due to shareholders		-		8,466

Total Adjustments		(610,562)		1,253,178

Net Cash Used By Operating Activities		(1,245,505)		(248,054)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment		(367,657)		-
Additions to construction in progress		(1,630,161)		-
Additions to intangible		(2,984)		-
Acquisition of Shengte, net of cash from Shengte		(3,584,960)		-

Net Cash Used By Investing Activities		(5,585,762)		-

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from private placement		-		9,876,306
Proceeds from minority investment		-		2,600,000

Net Cash Provided By Financing Activities		-		12,476,306

EFFECT OF FOREIGN CURRENCY CONVERSION ON CASH		231,723		17,697

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS		(6,599,544)		12,742,057

CASH AND CASH EQUIVALENTS - BEGINNING		7,848,812		129,798

CASH AND CASH EQUIVALENTS - ENDING		$1,249,268		$12,871,855

SUPPLEMENTAL INFORMATION:

CASH PAID FOR INCOME TAXES		$-		$-

CASH PAID FOR INTEREST		$747		$-

The accompanying notes are an integral part of these consolidated financial statements.

EQUICAP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008 AND 2007

(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND DESCRIPTION OF BUSINESS

Equicap, Inc. (“the Company”), a Nevada corporation, is a manufacturer and distributor of industrial equipment and automotive parts and components, such as gears, transmissions, starters, alternators, and emission control devices, which are marketed and sold to customers primarily located in China and North America.

BASIS OF PRESENTATION

The Company’s Consolidated Financial Statements include the accounts of its direct wholly-owned subsidiaries and its indirect proportionate share of subsidiaries owned by the wholly-owned subsidiaries. All intercompany balances and transactions are eliminated in consolidation. The accompanying unaudited financial statements have been prepared in accordance with GAAP applicable to interim financial information and with the requirements of Form 10-QSB and Item 310 of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included.

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

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Goodwill and intangible assets deemed to have indefinite lives are not amortized. All other intangible assets are amortized over their estimated useful lives. Goodwill and indefinite-lived intangible assets are subject to annual impairment testing using the guidance and criteria described in Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets”. This testing compares carrying values to fair values and, when appropriate, the carrying value of these assets is reduced to fair value. As of March 31, 2008, the Company concluded that there were no impairments on goodwill or indefinite-lived intangibles.

EQUICAP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008 AND 2007

(UNAUDITED)

NOTE 2 – INTERIM FINANCIAL STATEMENTS

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

NOTE 3 – EARNINGS (LOSS) PER SHARE

The Company presents earnings (loss) per share on a basic and diluted basis. Basic earnings (loss) per share have been computed by dividing net earnings by the weighted average number of shares outstanding. Diluted earnings (loss) per share has been computed by dividing net earnings by the weighted average number of shares outstanding including the dilutive effect of equity securities. All share and per share data have been adjusted to reflect the recapitalization of the Company after the share exchange agreement with Usunco. The weighted average number of shares calculated for Diluted EPS excludes the potential common stock that would be exercised under the options granted to employees and warrants granted to agents because the inclusion of the potential shares from these options and warrants would cause an antidilutive effect by reducing the net loss per share. (See Note 11).

	Three Months Ended March 31, 2008				Nine Months Ended March 31, 2008
	Net Income (Loss)	Shares	Per Share		Net Income (Loss)	Shares	Per Share

Loss from operations	$(183,114)	28,169,013		$(0.01)	$(687,105)	28,169,013	$(0.02)
Basic EPS	$(140,428)	28,169,013	$	( -)	$(634,943)	28,169,013	$(0.02)
Effect of dilutive securities	-	-		-	-	-	-
Diluted EPS	$(140,428)	28,169,013	$	( -)	$(634,943)	28,169,013	$(0.02)

	Three Months Ended March 31, 2007			Nine Months Ended March 31, 2007
	Net Income (Loss)	Shares	Per Share	Net Income (Loss)	Shares	Per Share

Loss from operations	$(934,892)	20,839,906	$(0.05)	$(1,003,226)	19,568,101	$(0.05)
Basic EPS	$(936,790)	20,839,906	$(0.04)	$(1,005,124)	19,568,101	$(0.05)
Effect of dilutive securities	-	-	-	-	-	-
Diluted EPS	$(936,790)	20,839,906	$(0.04)	$(1,005,124)	19,568,101	$(0.05)

NOTE 4 – INVENTORY

Inventory at March 31, 2008 consisted of the following:

Gears products	$506,990
Transmission products	429,964
Others	160
Total	$937,114

EQUICAP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008 AND 2007

(UNAUDITED)

NOTE 5 – ADVANCE PAYMENTS

Advance payments amounted to approximately $3.55 million as of March 31, 2008, which represent a deposit that Zhongchai placed with Zhejiang Xinchai Holdings Co., Ltd. ("Xinchai Holdings"), a corporation in China, to secure Zhongchai's exclusive right to acquire 100% interest of a project from Xinchai Holdings within twelve months starting Oct. 15, 2007. The project is located in Hangzhou, Zhejiang Province, China, for assembly of advanced diesel engines, engine components and related products. The project is currently in the process of obtaining land, approval, and final registration. Zhongchai will be entitled to a refund of the full deposit amount in case the project is not completed or Zhongchai decides not to pursue the transaction within the twelve-month period. The Company expects to enter into a definitive agreement after completion of due diligence and final establishment of the operations.

NOTE 6 – RENTAL EXPENSE

The Company's U.S. office site is located in the state of California. Rental expense for the three months ended March 31, 2008 and 2007 was $1,250 and $1,050, respectively. Rental expense for the nine months ended March 31, 2008 and 2007 was $3,750 and $3,150 respectively. The Company’s Chinese operations are located in Hangzhou, China, and the rental expense for three months ended March 31, 2008 and 2007 was $3,921 and $5,274, respectively. The rental expense for nine months ended March 31, 2008 and 2007 was $25,157 and $10,451, respectively.

NOTE 7 – SIGNIFICANT CUSTOMERS AND SUPPLIERS

For the auto parts segment, four major customers, BBB-OCA, Sankaku Auto Parts Co., Ltd, IAP and JNS TSUSHO Corporation, accounted for 69%, 14%, 9% and 8%, respectively, of the net revenue of auto parts in North America for the three months ended March 31, 2008. For the gear segment, one customer, Zhejiang Xinchai Stock Co., Ltd., accounted for 100% of the net revenue in China, for the three months ended March 31, 2008. These five customers accounted for 26%, 5%, 5%, 3% and 62%, respectively, of the Company’s consolidated revenue for the three months ended March 31, 2008. For the nine months ended March 31, 2008, three major customers, BBB-OCA, JNS TSUSHO Corporation and Ltd/Visteon, accounted for approximately 33%, 28% and 27% of the net revenue of auto parts in North America; and two customers, Zhejiang Xinchai Stock Co., Ltd. and Zhejiang Xinchai Power Co., Ltd., accounted for 89% and 11%, respectively, of the net revenue in China. These five customers accounted for 10%, 9%, 9%, 60% and 7%, respectively, of the Company’s consolidated revenue for the nine months ended March 31, 2008.

For the auto parts segment, three major suppliers, Zhejiang Boyu Industrial Co., LTD, Wuzi Susun Autoparts Co., Ltd and Fittswell (Hong Kong) Industries Co., Ltd provided 36%, 27% and 8%, respectively, of the Company's purchases of the auto parts in North America for the three months ended March 31, 2008. For the gear segment, three major suppliers, Zhejiang Yuyang Machinery Co., Ltd., Changzhou No. 2 Gears Co., Ltd., and Xinchang Zhaofeng Machinery Co., Ltd. accounted for approximately 22%, 18% and 8%, of the total purchases in China for the three months ended March 31, 2008. These six suppliers accounted for 14%, 13%, 3%, 22%, 18% and 8%, respectively, of the Company’s consolidated purchases for the three months ended March 31, 2008. For the nine months ended March 31, 2008, three major suppliers, Zhejiang Yongkang Boyu, Fittswell (Hong Kong) Industries Co., Ltd and Wuxi Susun provided approximately 38%, 26% and 23%, respectively of the Company's purchases of the auto parts in North America; and three major suppliers, Zhejiang Yuyang Machinery Co., Ltd., Changzhou No. 2 Gears Co., Ltd., and Xinchang Zhaofeng Machinery Co., Ltd., accounted for approximately 34%, 17% and 7%, of the total purchases in China. These six suppliers accounted for 11%, 8%, 7%, 24%, 12% and 5%, respectively, of the Company’s consolidated purchases for the nine months ended March 31, 2008.

EQUICAP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008 AND 2007

(UNAUDITED)

NOTE 8 – DEFERRED COMPENSATION

As described in Note 11 (“Stock-based compensation”), the Company granted options to employees and warrants to the private placement agent. Following SFAS No. 123R, the Company recognizes expenses on the fair value of the options and warrants. Deferred compensation represents stock-based compensation that will be expensed in future periods based on the vesting time of such options and warrants.

NOTE 9 – SEGMENT REPORTING

The Company’s reporting segments have been determined based on the geographic location of their operations and the nature of the products offered to customers. The North America/Auto Parts Segment, represented by the 100% owned subsidiary, IBC Automotive Products, Inc. headquartered in California, USA, focuses on sourcing automotive parts and products from China and distributing them in North America and other regions. The China/ Gear Segment, represented by the 75% owned subsidiary Zhejiang ZhongChai Machinery Co., Ltd. in Hangzhou, China, currently focuses on distribution of mid-sized diesel engines and engine related products, such as gears, for the industrial and agricultural equipment markets in China.

The accounting policies of the segments are the same as those described in Note 1 Summary of Significant Accounting Policies. Segment operating results evaluate earnings before corporate and unallocated shared expenses, amortization of intangible assets, gain or loss on sale of assets, net interest income, income tax benefits and minority interests. Intersegment and intergeographic sales, if any, are accounted for on an arm’s length pricing basis. There were no Intersegment sales for the three and nine months ended March 31, 2008 and 2007.

	Three months ended March 31,		Nine months ended March 31,
Segment revenues	2008	2007	2008	2007
North America/Auto Parts	$369,515	$491,981	$788,942	$1,206,077

China/ Gear	$599,399	$-	$1,654,558	$-

Corporate and Elimination	$-	$-		$-
Consolidated	$968,914	$491,981	$2,443,500	$1,206,077

	Three months ended March 31,			Nine months ended March 31,
Segment operating earnings (loss)	2008		2007	2008	2007
North America/Auto Parts	$	( 4, 063)	$(934,892)	$(251,127)	$(1,003,226)

China/ Gear		$22,366	$-	$126,748	$-

Corporate and Elimination		$(201,417)	$-	$(562,726)	$-
Consolidated		$(183,114)	$(934,892)	$(687,105)	$(1,003,226)

EQUICAP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008 AND 2007

(UNAUDITED)

NOTE 9 – SEGMENT REPORTING (continued)

	Three months ended March 31,		Nine months ended March 31,
Depreciation expense	2008	2007	2008	2007
North America/Auto Parts	$-	$-	$-	$-

China/ Gear	$40,326	$-	$73,313	$-

Corporate and Elimination	$-	$-	$-	$-
Consolidated	$40,326	$-	$73,313	$-

	As of March 31,
Segment identifiable assets	2008	2007
North America/Auto Parts	$342,544	$13,478,097

China/ Gear	$12,996,254	$-

Corporate and Elimination	$801,768	$-
Consolidated	$14,140,566	$13,478,097

NOTE 10 – STOCK AUTHORIZATION AND ISSUANCE

On March 9, 2007, the Company completed the sale of an aggregate of 8,450,704 shares of its common stock to a limited number of institutional investors in a private placement transaction pursuant to offering exemptions under the Securities Act of 1933. The shares, which represent approximately 30% of outstanding common stock on an after-issued basis, were sold at a price of $1.42 per share, for net proceeds of approximately $10 million. The net proceeds from this transaction will be used for general working capital purposes.

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

EQUICAP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008 AND 2007

(UNAUDITED)

NOTE 11 – STOCK-BASED COMPENSATION

As of March 31, 2008, there are outstanding 366,550 options to employees (“Employee Options”) and 422,535 warrants (“Agent Warrants”) to the private placement agent. Both the Employee Options and Agent Warrants vest over three years and have a life of five years. For the three and nine months ended March 31, 2008, the Company recorded approximately $27,197 and $81,592, respectively, of stock-based compensation based on the fair value method of SFAS. N0. 123R using the following assumptions: Volatility of 34.94%, risk free interest rate of 4.63%, dividend yield of 0%, and expected life of 5 years. No estimate of forfeitures was made as the Company has a short history of granting options.

The fair value of the options and warrants was determined based on the number of shares granted and the quoted price of the Company’s common stock on the date of grant. The fair value of stock-based compensation was determined using the Black-Scholes model.

NOTE 12 – COMITTMENTS AND CONTINGENCIES

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

EQUICAP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008 AND 2007

(UNAUDITED)

NOTE 12 – COMITTMENTS AND CONTINGENCIES (continued)

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

NOTE 13 – SUBSEQUENT EVENTS

None.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations or Plan of Operations.

Equicap, Inc. (“Equicap”) does business through its subsidiary, Usunco Automotive Limited (“Usunco”) which in turn operates through IBC Automotive Products, Inc. (“IBC”), its wholly-owned subsidiary established under the laws of the State of California (the “North America/Auto Parts Segment”), and through Zhejiang ZhongChai Machinery Co., Ltd. (the “ZhongChai JV”), a 75%-owned joint venture established under the laws of the People’s Republic of China (the “PRC” or “China”) and Zhejiang Shengte Transmission Co., Ltd.(“Shengte”) a company established under the laws of the PRC and wholly owned by ZhongChai JV (the “China/Gear Segment”). Through its operating subsidiaries, the company is engaged in the manufacturing and distribution of industrial equipment and automotive parts and components, such as gears, transmissions, starters, alternators, and emission control devices that are marketed and sold primarily in China and North America.

Because of market conditions and operational difficulties relating to the sale of diesel engines in the PRC, the company has shifted its business focus away from the sale of diesel engines to that of industrial equipment and automotive parts and components.

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

Since the former shareholders of Usunco at the time of the reverse merger owned approximately 65% of the shares of common stock of Equicap, the former shareholders of Usunco had control over Equicap immediately after the Share Exchange. As a result, Usunco was deemed to have been the acquiring company in the Share Exchange for accounting purposes, and the Share Exchange transaction was treated as a reverse acquisition with Usunco as the acquirer and Equicap as the acquired party. Equicap changed its fiscal year to end June 30.

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

Results of Operations

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Revenue

Revenue increased by $476,933 or 97% to $968,914 for the three months ended March 31, 2008 compared with $491,981 for the three months ended March 31, 2007. Revenue for the three months ended March 31, 2008, consists of sales of automotive parts in North America and sales of gears and transmissions in China, for $369,515 and $599,399, respectively. All sales revenue for the three months ended March 31, 2007 were generated by its IBC subsidiary, from distribution of starters and alternators.

Cost of Sales and Gross Margin

Cost of sales was $786,371 for the three months ended March 31, 2008, increasing by $349,734 or 80%, from $436,637 for the three months ended March 31, 2007. The gross margin was approximately 19% for the three months ended March 31, 2008, compared to approximately 11% for the three months ended March 31, 2007. The improvement in overall gross margin for the quarter ended March 31, 2008, compared with same period last year, was because of the higher margin from manufacturing business by China/Gear Segment.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consisted primarily of labor costs and overhead costs for sales, marketing, finance, legal, human resources and general management. Such costs also include the expenses recognized for stock-based compensation pursuant to FAS 123(R).

SG&A expenses decreased by $624,579 to $365,657 in the three months ended March 31, 2008, from $990,236 in three months ended March 31, 2007. Included in SG&A for the three months ended March 31, 2007 was a non-cash expense of $897,131 recognized for conversion of the outstanding principal and accrued interest of convertible note for amount of approximately $100,000 by Fountainhead Capital Partners Limited into 702,132 shares of common stock of the Company at a 90% discount from the $1.42 per share price that the Company received for the sale of common stock in a private placement transaction closed concurrent with the conversion. Without taking into account the expense of the note conversion, SG&A increased comparatively for the current period over the same period in the prior fiscal year as a results of the costs related to being a public company, including professional services related to auditing, legal and other services, costs associated with the new recruitments and operating expenses in China, and non-cash expenses amounting to $27,197 recognized for stock based compensation related to stock options and warrants granted in the period pursuant to SFAS 123(R).

Net Loss

Net loss reached $140,428 in three months ended March 31, 2008, compared with net loss of $936,790 in the three months ended March 31, 2007. The net loss was mainly attributed to the increase in general and administrative expenses (except the note conversion expense recognized as mention above), comprised of costs related to being a public company including professional services related to auditing, legal and other services, costs associated with the new recruitments and operating expenses in China, and non-cash expenses recognized for stock based compensation related to stock options and warrants granted in the period pursuant to SFAS 123(R).

Nine Months Ended March 31, 2008 Compared to Nine Months Ended March 31, 2007

Revenue

Revenue increased by $1,237,423 or 103% to $2,443,500 for the nine months ended March 31, 2008 compared with $1,206,077 for the nine months ended March 31, 2007. Revenue for the nine months ended March 31, 2008, consists of sales of automotive parts in North America and sales of gears and transmissions in China, for $788,942 and $1,654,558, respectively. All sales revenue for the nine months ended March 31, 2007 were generated by its IBC subsidiary from distribution of starters and alternators.

Cost of Sales and Gross Margin

Cost of sales was $1,928,981 for the nine months ended March 31, 2008, increasing by $828,266 or 75%, from $1,100,715 for the nine months ended March 31, 2007. The gross margin was approximately 21% for the nine months ended March 31, 2008, compared to approximately 9% for the nine months ended March 31, 2007. The improvement in overall gross margin for the nine months ended March 31, 2008, compared with same period last year, was because of the higher margin from manufacturing business by China/Gear Segment.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consisted primarily of labor costs and overhead costs for sales, marketing, finance, legal, human resources and general management. Such costs also include the expenses recognized for stock-based compensation pursuant to FAS 123(R).

SG&A expenses increased by $93,036 to $1,201,624 in the nine months ended March 31, 2008, from $1,108,588 in nine months ended March 31, 2007. Included in SG&A for the three months ended March 31, 2007 was a non-cash expense of $897,131 recognized for conversion of the outstanding principal and accrued interest of convertible note for amount of approximately $100,000 by Fountainhead Capital Partners Limited into 702,132 shares of common stock of the Company at a 90% discount from the $1.42 per share price that the Company received for the sale of common stock in a private placement transaction closed concurrent with the conversion. The increase in SG&A was mainly attributable to the increase in costs related to being a public company, including professional services related to auditing, legal and other services, costs associated with the new recruitments and operating expenses in China, a special provision of bad debt allowance for amount of $215,103 owing to management’s expectation of non-collection of amounts due from one particular customer of IBC, and non-cash expenses amounting to $81,592 recognized for stock based compensation related to stock options and warrants granted in the period pursuant to SFAS 123(R).

Net Loss

Net loss reached $634,943 in nine months ended March 31, 2008, compared with net loss of $1,005,124 in the nine months ended March 31, 2007. The net loss was mainly attributed to the increase in general and administrative expenses (except the note conversion expense recognized as mention above), comprised of costs related to being a public company including professional services related to auditing, legal and other services, costs associated with the new recruitments and operating expenses in China, a special bad debt allowance provision, and non-cash expenses recognized for stock based compensation related to stock options and warrants granted in the period pursuant to SFAS 123(R).

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

Liquidity and Capital Resources

As of March 31, 2008, Equicap had current assets equal to $8,100,882 which primarily were comprised of cash and cash equivalents of $ 1,249,268, inventory of $937,114 and net trade receivables and other receivables of $2,038,533. Equicap’s current liabilities as of March 31, 2008 were $1,126,575, which primarily were comprised of trade accounts payable, accrued expenses, taxes payable and other payables. At March 31, 2008, Equicap had working capital of $6,974,307. Equicap believes that it has sufficient operating capital for its current operations.

Equicap has funded its operations from income generated by its IBC subsidiary and by its PRC subsidiaries. The principal equity funding for the company was a private placement in March 2007, in which Equicap sold 8,450,704 shares at an aggregate offering price of $12,000,000. After related expenses, Equicap had net proceeds of approximately $10,000,000. The net proceeds of the private placement are being used by Equicap and its various subsidiaries principally for manufacturing, market expansion, product development, product acquisition and working capital and general corporate purposes.

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

From time to time since the Share Exchange, some of the private placement investors have sought to end their investment in the company through a repurchase. There have been discussions about the company liquidating assets or obtaining capital to orchestrate a buy back of the investors’ shares of common stock, at a price and on terms to be negotiated. Alternatively, there have been discussions about arranging a sale of the investors’ shares to other investors. The company has considered selling its interest in the ZhongChai JV and may explore the sale of some of its other assets. To date, the company and the investors do not have any definitive arrangements or any written agreements about any aspect of the foregoing discussions or considerations. Any transaction would have to be reviewed by the company and investors legal counsel, and would be subject to proper notice and documentation, depending on the nature of the transaction.

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

Accounts Receivable

Trade accounts receivable are stated at the amount management expects to collect from balances outstanding at the end of the period.  Based on its assessment of the credit history with customers having outstanding balances and current relationships with them, management makes conclusions whether any realization of losses on balances outstanding at the end of the period will be deemed uncollectible based on the age of the receivables. For the North America/Auto Parts segment, the Company reserves 5% of accounts receivable balances that have been outstanding for greater than 90 days. For the China/Gear segment, the Company reserves 0.5% of accounts receivable balances that have been outstanding below three months, 5% of accounts receivable balances that have been outstanding between three months and six months, 20% of receivable balances that have been outstanding within one year, 50% of receivable balances that have been outstanding for between one year and two years, and 100% of receivable balances that have been outstanding more than two years.

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

Advertising Costs

The company expenses the cost of advertising as incurred. Advertising costs for the three and nine months ended March 31, 2008 and 2007 were insignificant.

Income Taxes

Deferred income taxes are computed using the asset and liability method, such that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between financial reporting amounts and the tax basis of existing assets and liabilities based on currently enacted tax laws and tax rates in effect in the United States of America for the periods in which the differences are expected to reverse. Income tax expense is the tax payable for the period plus the change during the period in deferred income taxes. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. No differences were noted between the book and tax bases of the Company’s assets and liabilities, respectively. Therefore, there are no deferred tax assets or liabilities for the three and nine months ended March 31, 2008. For the China/Gear segment, the Zhongchai JV is located in the PRC, and is therefore subject to central government and provincial and local income taxes within the PRC at the applicable tax rate on the taxable income as reported in the PRC statutory financial statements in accordance with relevant income tax laws. The normal tax rate is 25%.

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

Item 3A(T). Controls and Procedures.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2008.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2008.

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

Date: May 8, 2008	EQUICAP, INC.

	By:	/s/ Jason Lu
Name: Jason Lu
Title: Chief Executive Officer

	By:	/s/ David Ming He
Name: David Ming He
Title: Chief Financial Officer