Form 10KSB
period 2008-06-30
EQUICAP INC
filed 2008-09-29
CIK 1006840

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: June 30, 2008

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______________to ______________

Commission File Number 000-31091

EQUICAP, INC.
(Name of Small Business Issuer in Its Charter)

NEVADA	33-0652593
(State of Incorporation)	(Small Business Issuer I.R.S. Employer I.D. Number)

10510 Hillsboro Road Santa Ana, California	92705
(Address of principal executive offices)	(zip code)

(904) 507-4937
(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.001 per share

Check whether the Issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

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

Issuer’s revenues for the fiscal year ended June 30, 2008 were $3,333,325.

As of September 25, 2008, the aggregate market value of the common stock held by non-affiliates of the Registrant (10,678,595 shares) was approximately $533,930.

As of September 25, 2008, there were 28,169,013 shares of Common Stock, $.001 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Equicap, Inc.

Annual Report on Form 10-KSB
Fiscal Year Ended June 30, 2008

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

PART I

Item 1. Description of Business

Background of Equicap

Reincorporation of Equicap

Equicap, Inc. (Equicap or the company) was incorporated on March 13, 2002 for the purpose of entering into a merger with and redomiciling its predecessor, Equicap, Inc., a California corporation ("Equicap California"). Effective January 25, 2005, Equicap California was merged with and into Equicap in a statutory merger based on management's belief that Nevada law is more advantageous to a corporation than California law. Equicap was considered a blank check company prior to the acquisition of Usunco Automotive Limited, a British Virgin Islands company (“Usunco”) in March 2007.

Predecessor Corporation to Equicap

Equicap's predecessor, Equicap California, was incorporated under the laws of the State of California on March 1, 1995, under the name of VWR Acquisition company, Inc. ("VWR"); the name was later changed to Equicap, Inc. Equicap's business activities prior to July 1996 were that of an investment banking and consulting firm whose business plan was to assist its clients by infusing capital into them and utilizing its experience to assist its client companies in getting their products or services to market. Equicap anticipated "incubating" client companies. Equicap issued 5,500,000 shares of its common stock in March 1995 to its founders in consideration of cash and services rendered. In March 1995, 200,000 shares of its common stock were issued to an investor for approximately $137,000 in cash. All the shares were treated as "restricted securities" within the meaning of the rules under the Securities Act of 1933, as amended (“Act”). Then in October 1995, approximately 4,022,115 common shares were voluntarily cancelled by the shareholders, reducing the number of outstanding shares to 1,677,885.

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

Each share of common stock of Equicap issued in the exchange to the former shareholders of Usunco is restricted stock, and the holder thereof may not sell, transfer or otherwise dispose of the shares without registration under the Act or an available exemption therefrom. No registration statement covering these shares has been filed with the Securities and Exchange Commission or with any state securities commission. In addition, some of these shares are subject to lock up agreements and a pledge of shares for the benefit of the investors in the offering, described below, and none of these persons have registration rights.

The Exchange Agreement provides that the principal shareholders of Equicap immediately before the Share Exchange have piggy-back and demand registration rights as provided in a registration rights agreement executed with the investors in the offering, described below.

In connection with the Exchange Agreement, Equicap engaged Fountainhead Capital Partners Limited (“Fountainhead”), to act as a financial advisor for Equicap in connection with the Share Exchange. At the closing of the Share Exchange, Fountainhead was paid an advisory fee of $450,000.

In connection with the Share Exchange, vFinance Investments, Inc. (“vFinance”)provided advice in connection with the Share Exchange and was issued 161,633 shares of common stock as compensation. These shares have the registration rights described below.

Since the former shareholders of Usunco owned approximately 65% of the shares of common stock of Equicap at the time of its acquisition of Usunco, the former shareholders of Usunco had control of Equicap immediately after the acquisition. As a result, Usunco was deemed to have been the acquiring company in the Share Exchange, and for accounting purposes, the Share Exchange transaction was treated as a reverse acquisition with Usunco as the acquirer and Equicap as the acquired party.

Conversion of Convertible Note of Equicap

Equicap and Fountainhead, then an affiliate of Equicap, entered into a convertible note on September 30, 2006, the principal of which was for working capital and discharge of then accrued payables of Equicap. The note was due December 31, 2007, and carried an annual interest rate of 3%. As part of the Share Exchange, Fountainhead agreed to convert the outstanding principal and accrued interest of approximately $100,000 into 702,132 shares of common stock, contingent on the closing of the Share Exchange. The rate of conversion was negotiated in connection with the acquisition of Equicap between the Usunco stockholders and Fountainhead, and represented a significant discount to the sale price of the shares in the private placement offering. Upon the conversion, the note was cancelled. The shares were issued as “restricted stock”. Fountainhead was granted piggyback and demand registration rights for these shares.

Private Placement Offering

As a condition to the Share Exchange, Equicap and Usunco conducted a private placement offering of the company’s common stock to accredited and institutional investors (“investors in the Offering”) in which Equicap raised gross proceeds of $12 million (“Offering”) from 11 investors. After commissions and expenses related to the Offering and the $450,000 advisory fee payable to Fountainhead, Equicap received net proceeds of approximately $10,000,000 in the Offering. The investors were issued an aggregate of 8,450,704 shares of common stock, then representing approximately 30% of the issued and outstanding common stock of Equicap. The price per share of common stock was $1.42. From time to time since the issuance, Equicap has had discussions with some of the investors about the redemption of some or all of their shareholdings, but to date, there have been no agreements on any repurchase terms or whether Equicap will be able to fund any repurchase.

vFinance was the exclusive placement agent for the Offering. For their services as placement agent, Equicap paid vFinance a fee equal to approximately $983,000 and reimbursed expenses of approximately $120,000. In addition, Equicap issued to vFinance a five-year warrant to purchase an aggregate of 422,535 shares of common stock at an exercise price of $2.13 per share (“Agent Warrant”). The Agent Warrant vests over three years, and once vested is exercisable in whole or in part from time to time prior to March 6, 2012. In certain circumstances, the Agent Warrant may be exercised on a cashless basis. Upon the expiration of the warrant exercise period each warrant will expire and become void and of no value. The exercise price and number for which the warrant is exercisable are subject to adjustments in certain events such as mergers, reorganizations or stock splits, to prevent dilution. The holder of the warrant will not possess the rights that the shareholders have unless and until the holder exercises the warrants and then only as a holder of the common stock.

Registration Rights for Investors, vFinance and Former Stockholders

In connection with the Offering, Equicap granted registration rights to the investors in the Offering, the holders of the Agent Warrant and the shares issued to vFinance, and under the terms of the Share Exchange certain former principal shareholders of Equicap were granted piggy-back and demand registration rights for their respective shares of common stock. Equicap entered into one registration rights agreement with the aforementioned persons. Equicap agreed to register the sale of the 8,450,704 shares of common stock issued to the investors in the Offering, the 161,633 shares of common stock issued to vFinance, the 422,535 shares of common stock underlying the Agent Warrant and the 1,161,632 shares (including 702,132 shares issued on conversion of the Fountainhead note) held by the former principal shareholders of Equicap. In addition, if the make good shares (described below) are distributed to the investors, Equicap will be obligated to register these shares in addition. If any of the above shares are not eligible for registration because of the rules and regulations of the Securities and Exchange Commission, when they are eligible for registration, Equicap will be obligated to take such action to have them registered for sale by the holder by filing successive registration statements. The initial registration statement for sale of the common shares had to be filed by Equicap within 45 days of the closing date of the Offering, and it was to be declared effective within 150 days of the closing date of the Offering, and if these actions were not achieved by those dates then Equicap had to pay each of, and only, the investors 1% of the share purchase price paid by such investor for each month thereafter that the investors cannot publicly sell the shares of common stock covered by that registration statement. Equicap met the filing requirement but not the effectiveness requirement, and it paid $32,000 in penalties to the investors. The same penalties for the failure to file or have declared effective a registration statement within the stated time periods and maintain its effectiveness also apply to the subsequent required registration statements. The maximum penalties under the liquidated damages provision payable to the investors is 10% of the share purchase price paid by the investors in the Offering. The above timing and number of shares are subject to various conditions, and the registration statements are subject to the rules and regulations of the SEC and the staff interpretations thereof. The registration statements required for the investors and vFinance under the registration rights agreement must be kept effective until all the shares of these parties are sold or may be sold without limitation under then Rule 144k, promulgated under the Act (“Rule 144k”).

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

Right of First Refusal

For a period of one year after the earlier of: (i) effective date of the first registration statement filed for the sale of common stock by the investors in the Offering (August 13, 2007), or (ii) the first date on which any of the shares of the investors in the Offering otherwise becomes tradable according to Rule 144, those investors had a pro rata right of first refusal to acquire any equity securities offered by Equicap, other than in excluded offerings which are defined in the Securities Purchase Agreement. This right of first refusal has expired.

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

Lock Up Restrictions

Stockholders of Equicap who are the officers and directors or their affiliates, holding an aggregate of 14,177,989 shares of common stock, entered into a lock up agreement under which they will be prohibited from selling or otherwise transferring any of their shares of common stock for a period ending the later of (i) twelve (12) months following the effective date of the initial Registration Statement (August 13, 2008), or (ii) two years after the consummation of the Share Exchange (March 9, 2009). In addition, a portion of these shares are subject to the make good agreement which will prevent a portion of these shares from being available for sale until the filing of the Form 10-KSB Annual Report for the fiscal year ending June 30, 2008.

As part of the share exchange transaction between Equicap and Usunco, the former principal stockholders of Equicap have entered into lock up agreements governing an aggregate of 1,161,632 shares which provide that they will not sell or otherwise transfer their shares for a period of 365 days from the closing of the Share Exchange (March 8, 2008) subject to a twelve month leak out provision. This lockup has expired.

Usunco Automotive Limited

Usunco was organized in the British Virgin Islands as a limited liability company on April 24, 2006. Usunco owns 100% of the equity interest of IBC Automotive Products, Inc. (“IBC”), which distributes automotive parts in North American, and 75% of the equity interest of Zhejiang ZhongChai Machinery Co., Ltd. (“ZhongChai JV”) which owns Zhejiang Shengte Transmission Co., Ltd., which makes gears and gearboxes (transmissions) in China. These two subsidiaries also form the two business segments of the Company. The North America/Auto Parts Segment, represented by IBC, focuses on sourcing automotive parts and products from China and distributing them in North America and other regions. The China/Gear Segment, represented by ZhongChai JV and its subsidiary, focuses on manufacturing and distribution of gears and gearboxes in China.

IBC was incorporated on May 14, 2004 in the State of California and is headquartered in Santa Ana, California. IBC specializes in sourcing automotive parts and products from the China and distributing them in North America and other regions. IBC also introduces the designs of new product lines of automotive parts demanded by their customers in North America to manufacturers in China for their development and manufacturing. IBC primarily distributes parts, such as alternators and starters, to retailers, wholesalers and other U.S. master distributors in the automotive replacement parts sector. Its current customers include, among others, BBB/OCA, JNS Tsusho Corp., LTD/Visteon, Sankaku and IAP. End-users of parts and products sourced from IBC include, among others, O’Rilleys, Pep Boys, Worldpac/Carquest, and Dura International.

ZhongChai JV is a Sino-foreign equity joint venture established in the Peoples Republic of China (the “PRC”) by Usunco, and a local party in China, Xinchang Keyi Machinery Co., Ltd., the successor in interest to Xinchai Holding Group Co., Ltd. with respect to the 25% joint venture interest (“Xinchang Keyi”). The ZhongChai JV manufacturers and sells gears and gearboxes in China. The gears are sold to engine and gearbox manufacturers for their engine and gearbox products. ZhongChai JV’s gearboxes are sold primarily to forklift truck manufacturers. The ZhongChai JV was approved by local authorities in the PRC as a Sino-foreign joint venture company with limited liability to be operated for a term of 25 years. Usunco and Xinchang Keyi have contributed $8 million and $2.6 million in cash for 75% and 25% equity ownership, respectively, for an aggregate amount of $10.6 million in registered capital for the joint-venture. The registered capital may be used as general working capital for it operations and other corporate purposes.

In October 2007, Zhongchai JV and Xinchai Holding entered into a letter of intent (“LOI”) regarding the “Hangchai Project,” a project to establish Hangzhou Xinchai Company Limited (“Hangzhou Xinchai”) in Hangzhou, for the purpose of manufacturing diesel engines, engine components and related products. At the time of the LOI execution, Xinchai Holding had obtained approvals from the relevant government authorities for the Hangchai Project, and had initiated the processes of establishing the company and bidding for land. The LOI, among other things, also provided for ZhongChai JV to place a deposit of up to RMB 35 million with Xinchai Holding. The deposit was only to satisfy the payments or registered capital requirements related to the Hangchai Project. The LOI is terminable if within 12 months of its execution the Hangchai Project is not completed or ZhongChai JV decides not to pursue the transaction. On termination, Xinchai Holding is obliged to refund to Zhongchai JV the full amount of the deposit. Due to changes in the macro economic conditions and business operations for the proposed project, ZhongChai JV has decided not to pursue the project, and Xinchai Holding has verbally agreed with that decision. Both parties are in the process of preparing a definitive termination agreement to end the transaction and refund the deposit.

Pursuant to the Articles of Association, the board of directors of ZhongChai JV consists of four directors, of which, Usunco has the right to designate three directors and Xinchang Keyi has the right to designate one director. All material issues and actions of ZhongChai JV require approval by a majority of the Board.

On July 6, 2007, ZhongChai JV completed the acquisition of all the outstanding equity of Zhejiang Shengte Transmission Co., Ltd. (“Shengte”). Shengte is a company organized under the laws of the PRC. The equity interest was acquired for approximately $3,700,000 in cash. Shengte manufactures and distributes gears and gearboxes mainly used in or together with diesel engines for industrial and agricultural machinery. Shengte was founded in 2006.

Products

As Usunco continues to implement its business plan, it will expand production and sale of gears and gearboxes primarily within China and distribution of auto part products primarily in North America.

During the fiscal year ended June 30, 2008, the Company and Xinchai Holding Group Co., Ltd. (“Xinchai Holding”), the original joint venture partner of the ZhongChai JV, determined to place the distribution agreement between the ZhongChai JV and Xinchai Holding in suspension so that the joint venture could focus its resources on development of the gear and gearbox products of Xinchang Keyi and their marketing. The joint venture partners determined to put the agreement in suspension because the economics of distributing the Xinchai Holding products under the distribution agreement had been adversely affected by several factors, notably the dramatic increase in the product costs because of the cost of steel which cut into margins and the disinclination of the equipment integrators who use those products to buy engines from a middleman with the added costs, and the overall competition in the industry segment. The use of a suspension arrangement was so the parties could ultimately work to continue to pursue the joint venture in some other profitable endeavor. As a result, Zhongchai JV agreed to work with Xinchai Holding to produce gearboxes that will be sold stand-alone to Xinchai’s customers or sold with the diesel engines made by Xinchai’s subsidiary as a diesel power-train. It was believed that this rearrangement would change Zhongchai JV’s market position from a middleman to an original manufacturer, which is more acceptable in the OEM marketplace.

Gears and Gearboxes

As a result of the acquisition of Shengte, Usunco’s products include gears and gearboxes. These are primarily used in or together with diesel engines for industrial and agricultural machinery.

Auto Parts Products

Usunco’s distribution arm in the United States, IBC, imports and distributes automotive parts and products, such as starters and alternators. These are sold to various distributors and wholesalers primarily in the North America, as well as other regions. IBC sources its automotive products from various manufacturers in China. IBC also introduces to its supplying manufacturers in China new auto part designs sourced from North American companies so that they may be manufactured to IBC’s client specifications.

Market Overview

The company’s products will be sold with a dual market emphasis in China and North America. The ZhongChai JV will focus on the domestic market in China, and IBC will focus on North America as well as certain other markets.

The main customers of ZhongChai JV are manufacturers of engine, gearbox and industrial equipment located in China. The main customers of IBC are the importers and wholesalers of aftermarket and replacement automobile parts. The products that ZhongChai JV distributes are those that are used as components in its customers’ final products, such as diesel engines, gearboxes, forklifts and other equipment or machinery. The products that IBC currently distributes are automobile starters and alternators.

Gears are used in diesel engines and gearboxes that are incorporated into industrial equipment, such as forklifts; gearboxes are used in industrial and agricultural equipment or in vehicles. The domestic market in China for gear and gearbox products has grown in recent years because of the increase in domestic demand driven by country wide economic growth and urban expansion. In addition, beginning in 2005, because of the favorable government policies towards farmers in China, the PRC agricultural equipment market has been a growing market for the products like those of the company. As a result, the company has seen growth of gears business in recent years. The company started small production of gearboxes in the last quarter of fiscal year 2008.

China is becoming a major manufacturing base for worldwide automotive parts and components. Over the last several years, the company believes that a number of major original equipment manufacturers in the United States and Europe have announced sourcing programs which will represent a significant amount, in both dollars and pieces, of auto parts from China. Despite of the lately strong Renminbi and weak US dollars, China’s auto parts export market is expected to continue growing over the long term.

Customers

The company’s major customers in its gear business are diesel engine producers, such as Zhejiang Xinchai Co., Ltd. And the major customers in its gearbox business are original equipment manufactures in China, who typically integrate gearbox with engine and other components into their final products, such as forklifts trucks.

Internationally, through IBC, the company distributes automotive parts, most of which are made in China, to distributors and wholesalers. The company focuses particularly on starters and alternators, for sale primarily in the North American aftermarket and replacement sector. The current customers include LTD/Visteon and BBB/OCA, and the end-users of our products include Pep Boys, Worldpac/ Carquest, and Ford.

Principal Customers

The Company had three major customers, BBB/OCA, JNS Tsusho Corp. and Ltd/Visteon, Inc., who accounted for approximately 32%, 28% and 27%, respectively, of the Company's net revenue of the auto parts segment for the fiscal year ended June 30, 2008. For the gear segment, two customers, Zhejiang Xinchai Co., Ltd. and Zhejiang Xinchai Power Co., Ltd. accounted for 90% and 7%, respectively, of the net revenue in China, for the fiscal year ended June 30, 2008. These five customers accounted for 8%, 7%, 6%, 69% and 6%, respectively, of the Company’s consolidated revenue for the fiscal year ended June 30, 2008. The company performs appropriate credit checks before orders are accepted and invoices are issued. Most accounts are collected within 90 days. Customers generally do not provide long-term volume purchase commitments. Rather, transactions are based on non-binding purchase plans that provide only purchase forecasts and state basis terms.

Product Returns and Warranties

The company provides only a limited right of return for non-conforming products if returned in a timely fashion for reasons of their being non-conforming. The company generally provides a one-year limited warranty covering manufacturing defects and functional failures of gearbox and auto part products. After evaluation and confirmation, the company will either replace the defective product, or accept returns by crediting the customer account. For auto parts distribution business, replacements and returns, and handling costs are passed through to supplying manufacturers.

Sales and Marketing

The company’s primary operations are the distribution of auto parts, and production and sale of gears and gearboxes. It currently conducts its sales and marketing through its two operating entities, ZhongChai JV and IBC.

In order to acquire and expand the customer base for its gear and gearbox products in China, the company’s sales representatives approaches engine, gearbox and original equipment manufacturers of forklift trucks, through direct contacts, referrals and trade shows. The company’s marketing efforts to develop new customers will emphasize its attention to customer awareness and after sales support.

Typically, the customers of these products will provide the supplier with a forecast and a desired shipment schedule up to one year in advance, which are reviewed quarterly, and in some cases monthly. The company’s customers usually will issue to the company an irrevocable purchase order combined with the firm shipment schedule three months prior to shipment.

With respect to the international market, the company markets to the aftermarket auto parts replacement sector through its subsidiary, IBC. It determines what products wholesalers, distributors and retailers in this sector require, and then it sources them from a selected group of manufacturers in China. IBC finds its customers through referrals and trade shows in the aftermarket parts sector. A customer will usually provide IBC with certain specifications for the product they require. IBC works closely with qualified manufacturers in China to meet the technical specifications and cost requirements of those customers. It then approves manufactured samples and obtains a trial order for our customers. Once this process is completed, IBC works with the customer on the forecast, shipment schedule and payment terms. Subsequently, it issues orders to the factories of auto parts suppliers, and IBC’s team in China follows up with local manufacturers to ensure quality control and timely shipment.

Suppliers

IBC sources automotive parts and products from various manufacturers in China. The current auto parts distributed by IBC on the international market are mainly starters and alternators. These products are sourced mainly from Zhejiang Yongkang Boyu, Wuxi Susun in China and Fittswell Industries Co., Ltd. IBC also distributes other auto parts such as brake pads sourced from other various suppliers. For the China/Gear Segment, ZhongChai JV sources parts and components and semi-finished products mainly from Zhejiang Yuyang Machinery Co., Ltd., Changzhou No. 2 Gears Co., Ltd., and Xinchang Zhaofeng Machinery Co., Ltd. for Zhongchai JV’s further fine processing and assembly.

Principal Suppliers

For the fiscal year ended June 30, 2008, the Company had three major vendors, Zhejiang Yongkang Boyu, Wuxi Susun and Fittswell Industries Co., Ltd who provided approximately 36%, 28%, and 26%, respectively, of the Company's purchases of the auto parts segment. For the gear segment, three major suppliers, Zhejiang Yuyang Machinery Co., Ltd., Changzhou No. 2 Gears Co., Ltd., and Xinchang Zhaofeng Machinery Co., Ltd., accounted for 38%, 16%, and 6%, respectively, of the total purchases, for the fiscal year ended June 30, 2008. These six suppliers accounted for 8%, 6%, 5%, 30%, 13% and 5%, respectively, of the Company’s consolidated purchases for the fiscal year ended June 30, 2008. The company does not have any long term supply agreements with any of these companies, and it purchases products on the basis of purchase orders. None of our suppliers have any ownership in the company or any relationship with the insiders of the company.

Distribution

For our gear and gearbox business, currently we ship finished products directly to our customers from the factory warehouse in Zhejiang, China. For our automotive parts business, we do not maintain inventories in China. Occasionally, IBC leases warehouse space in California to receive returned products which are still under warranty and to refurbish them locally.

Most of the orders received by IBC are container based with the shipment pre-scheduled. In most of cases IBC arranges for shipments directly from the suppliers in China to the customers’ warehouse in another country.

Competition

Even though the demand for gear and gearbox products has grown rapidly, the competition has also grown and is severe. There are many local manufacturers making gears and gearboxes, and most of them are willing to compete for customers and market share through low pricing. There are also many global manufacturers interested in the large Chinese market which are entering the market and selling gear and gearbox products having better quality and design than many Chinese suppliers. ZhongChai JV faces the many challenges of being a new entrant to compete for new customers. Management believes it will take ZhongChai JV a few years to establish a solid customer base for itself.

With respect to the auto parts market, we face competition from two principal sources, including other international distributors and manufactures in China who export and distribute to the international market directly. Some of the international distributors in our sector have better branding, distribution platforms, and financial capabilities than IBC. These companies source auto parts directly from manufactures in China and distribute them on the international market using their established sales channels and distribution networks. These competitors in North America include companies like WAI, American Automotive Parts, Inc., Arrowhead Electrical Products, Inc., DuBois Marketing Inc., and UniPoint Electrical Mfg. Co.

Legal Proceedings

The company is not a party in any bankruptcy, receivership or other legal proceeding.

Employees

As of June 30, 2008, the company employed directly and through its subsidiaries approximately 88 individuals in the United States and China, consisting of 5 executives and managers, 7 technical personnel, 3 sales and marketing personnel, and 17 administrative and support personnel, and 56 production personnel. The employees are not currently represented by any labor union or similar collective bargaining group.

Risk Factors

Risks Related to Our Business

We anticipate that a significant portion of our revenue will be from our sale of gears to one single customer. We have considerable risk related to the reliance on the sole customer which could have a detrimental consequence to our long term viability.

We anticipate that a significant portion of our revenues in the nearer term will be from the sale of gear products to Zhejiang Xinchai Co., Ltd. We face risks inherent in relying on a single customer for our most important products. If Zhejiang Xinchai Co., Ltd. experiences any events that affect its purchase of our products, there could be considerable detrimental consequences to our financial results and long term viability.

Our revenues will decrease if there is less demand for industrial and agricultural equipment or medium and light duty commercial vehicles in which our products are installed.

Our principal customers are manufacturers of engines, gearboxes and industrial equipment. Our products are part of the larger end product of these manufacturers, including things such as fork lifts, excavators, construction equipment, tractors, pumps and other machinery. If sales of gearboxes, industrial and agricultural equipment or medium and light duty commercial vehicles decrease, then the demand for our major products and our revenues would likewise decrease.

We could be under downward pricing pressures on our automobile parts and gear and gearbox products from our customers and competitors which may adversely affect our growth, profit margins and net income.

We could face downward pricing pressure from our customers and competitors as products similar to ours are sourced in different developing economies, other manufacturers offer better priced products and improved products in the market place. To retain our existing customers and gain new ones, we will have to continue to keep our unit prices competitive and possibly improve or expand our product offerings. In view of our need to maintain competitive prices on our products, our growth, profit margins and net income will be affected if we cannot effectively continue to control our sourcing and other costs.

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

Our customers’ purchase agreements typically contain short lead-times for the delivery of products, leading to production and manufacturer supply schedules that can reduce our profit margins on the products procured from our suppliers. Our suppliers may lack sufficient capacity at any given time to meet all of our customers’ demands if orders exceed their production capacity. We will strive for rapid response to customer demand which can lead to reduced purchasing efficiency and increased procurement costs, therefore reducing margins. If we are unable to sufficiently meet our customers’ demands, we may lose our customers. Moreover, failure to meet customer demands may damage our reputation and goodwill.

If our selling efforts generate growth in demand, we may not be able to respond effectively if our capacity or sources of supply or capital are not adequate, resulting in lost business opportunity.

If our marketing plans result in market growth and demand for our products, we will be required to deliver larger volumes of products to our customers. Meeting customer order demand will require us to increase our capacity to produce, or ability to source quality products. Such demand would require us to expand our current production capacities, or it will necessitate our securing additional qualified suppliers. In addition, we may require more working capital than we currently have available to support new supply arrangements or additional inventory. The failure to meet demand for our products may result in customers seeking other sources of supply and may adversely affect our reputation as a ready and consistent supplier.

Because of market conditions, we will have to grant relatively long payment terms for accounts receivable which can adversely affect our cash flow.

As is customary in China, for competitive reasons, we grant relatively long payment terms to most of our China based customers (generally 45-90 days). As a result of the size of many of our orders, these payment terms may adversely affect our cash flow and our ability to fund our operations out of our operating cash flow. In addition, the reserves we establish for our receivables may not prove to be adequate in view of an actual experience of bad debts. The failure of our customers to pay us timely would negatively affect our working capital, which could in turn adversely affect our cash flow.

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

We must attract, recruit and retain a sizeable workforce of technically competent management and employees, particularly in the areas of marketing and sales, production and technical personnel. These individuals can be difficult to find in China, and as the economy in China expands, there is increasing competition for these types of educated and trained workers. We cannot give assurance that we will be able to find, hire or retain such management persons and employees, or even if we are able to so hire such persons, that the financial costs therefrom may have an adverse affect on our net income.

It may be difficult to find or integrate acquisitions which could have an adverse effect on our expansion plans.

Although we have no commitments or agreements for any acquisitions at this time, a component of our growth strategy is to invest in or establish strategic alliances such as joint ventures with other companies, or acquire companies or divisions of companies that design, manufacture or distribute complementary products such as other sizes or designs of diesel engines, gearboxes or automotive parts. We may be unable to identify suitable investments or acquisition candidates or to make these investments, alliances or acquisitions on a commercially reasonable basis, if at all. If we complete an investment, alliance or acquisition, we may not realize the anticipated benefits from the transaction.

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

The cyclical nature of industrial and agricultural equipment and medium and light duty commercial vehicle production and sales could result in a reduction in gears and gearboxes sales, which could adversely affect our financial liquidity.

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

A broad range of manufactured components and raw materials are used in the production of gears and gearboxes. The prices of these products are increasing as a result of the growth of the Chinese economy. Our suppliers may further increase raw materials and components prices. Because it may be difficult for us to pass the increased costs on to our customers, any significant increase in the prices of our purchased goods could materially increase our operating costs and adversely affect our profit margins and profitability.

We may be subject to product liability and warranty and recall claims, which may increase the costs of doing business and adversely affect our reputation, financial condition and liquidity.

We face an inherent business risk of exposure to product liability and warranty claims if our products actually or allegedly fail to perform as expected or the use of our products results, or are alleged to result, in bodily injury and/or property damage. We may be exposed to potential liability even if we have product liability insurance. We cannot give any assurance that we will not incur significant costs to defend these claims or that we will not experience any product liability losses in the future. In addition, if any of our designed products are or are alleged to be defective, we may be required to participate in a recall of such products. We cannot assure you that the future costs associated with providing product warranties and/or bearing the cost of repair or replacement of our products will not have an adverse effect on our financial condition and liquidity.

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

We currently have only one independent director, Mr. Haining Liu. We may not be able to identify independent directors qualified to be on our board to increase the independence of the board or replace any independent directors. There is no assurance that we will have an independent board at any time.

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

The majority of our operations and assets are located in China, and we anticipate that China will be our primary sales base. Therefore, we are subject to special considerations and significant risks not typically associated with companies operating in North America and Western Europe. These include risks associated with, among other things, the political, economic and legal environments and foreign currency exchange environment of China which is a partially controlled economy. Our results may be adversely affected by changes in the political and social conditions in China and by changes in governmental policies with respect to social and commercial laws and regulations, anti-inflationary measures, currency controls, conversion restrictions and remittances abroad. The recent changes in the tax laws will also have an impact on the operations of our company.

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

The legal authorities are in the process of changing business income tax and fee benefits that have been available to foreign investors and foreign companies operating in China and reducing the availability of tax holidays for new enterprises. In the near term, there will be changes that reduce or eliminate many, if not all, the tax and other governmental fee advantages that heretofore have been available to foreign entities and newly created entities whether or not such new entities are foreign. The goal is to institute greater equalization of tax and government fee treatment of all corporate and similar entities organized and operating in China. China is being encouraged to create this more equal treatment because of its WTO obligations and public opinion within China. There may be phase-ins of various taxes and fees for entities that currently benefit from either no or lower tax rates and fees compared to wholly Chinese companies and entities, but there can be no assurance of this. Even if there are phase-in periods, the length of such periods is not known. There may also be extended tax benefits for certain industries. Overall, it is expected that the cost of operating in China will increase for those companies and entities that have had various tax and fee advantages in the past. As a result, Usunco, a company which has had and expected to have benefits from some forms of preferential tax and fee rates, expects that in the near term certain of its costs will increase which may have an adverse impact on operating margins and will have an impact on net income.

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

A majority of our revenues and expenses are currently conducted in China, whose currency is the Chinese Renminbi. However, we use the United States dollar for financial reporting purposes. The value of Chinese Renminbi against the United States dollar and other currencies may fluctuate. The Chinese government announced that it is valuing the exchange rate of the Chinese Renminbi against a number of currencies, rather than just exclusively to the United States dollar. Although the Chinese government has stated its intention to support the value of the Chinese Renminbi, we cannot assure you that the government will not revalue it. As our operations are primarily in China, any significant revaluation of the Chinese Renminbi may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we need to convert United States dollars into Chinese Renminbi for our operations, appreciation of this currency against the United States dollar could have a material adverse effect on our business, financial condition and results of operations. Conversely, if we decide to convert our Chinese Renminbi into United States dollars for other business purposes and the United States dollar appreciates against this currency, the United States dollar equivalent of the Chinese Renminbi we convert would be reduced. To date, we have not engaged in any hedging transactions in connection with our operations.

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

Currently, there is modest trading in our common stock. There can be no assurance that an active trading market will develop for such shares. If an active public trading market does not develop or continue, you may have limited liquidity and may be forced to hold your investment in the company for an indefinite period of time. Further, the prices and volume of trading in the common stock may be adversely affected if its securities are not listed or quoted.

There may be substantial sales of the common stock by stockholders which could cause the price of the stock to fall.

Future sales of substantial amounts of the common stock in the public market, if one develops, or the perception that such sales might occur, could cause the market price of its common stock to decline and could impair the value of an investment in the common stock and its ability to raise equity capital in the future. All the outstanding shares may be sold pursuant to Rule 144 as applicable to former shell companies, subject to the limitations on shares held by affiliates, and certain of those shares have registration rights granted to certain investors in March 2007. The sales of common stock by the stockholders able to sell under Rule 144 or having registration rights may depress any trading market that develops.

The common stock of Equicap will be subject to the “penny stock” rules for the foreseeable future.

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

Equicap’s articles of incorporation have authorized the issuance of up to 10,000,000 shares of preferred stock in the discretion of its board of directors. Any undesignated shares of preferred stock may be issued by the Equicap board of directors; no further shareholder action is required. If issued, the rights, preferences, designations and limitations of such preferred stock would be set by the board of directors and could operate to the disadvantage of the holders of outstanding common stock. Such terms could include, among others, preferences as to dividends and distributions on liquidation, or could be used to prevent possible corporate takeovers.

Item 2. Description of Properties

The company has offices in the United States and China and one operating facility in China.

The principal executive office of the company is located in Santa Anna, California, which space is rented on a month to month basis for a total annual rental of $5,000.  The other executive office is located in the city of Hangzhou in China, where the company leases an aggregate of approximately 4,000 square feet at an approximate, aggregate annual rental of $34,252.  The lease has term of one year. These two offices mainly handle general corporate affairs, administrative matters, accounting activities and other supporting functions.

The ZhongChai JV and Shengte conduct operations from a facility in Xinchang County, Zhejiang Province in China, with an aggregate leased space of approximately 16,000 square feet, for annual rental of approximately $21,000.

Item 3. Legal Proceedings

The Company is not currently a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote by Security Holders

During the fourth quarter of fiscal year 2008, no matters were submitted to a vote by security holders.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

The company became subject to Securities Exchange Act reporting requirements in July 2000. The symbol “EQPI.OB” was assigned for the common stock at that time. There is a very limited trading market for our stock. During fiscal year 2007, only 200 shares of our stock traded on the OTCBB. During fiscal year 2008, our stock traded on the OTCBB with a high price of $2.00 and a low price of $0.15. There can be no assurance that a liquid market for our securities will ever develop. The following table sets forth for the periods indicated the high and low prices per share traded for our common stock as reported on the OTCBB.

Quarter Ended	High	Low
2006
September 30	$0.60	$0.60
December 31	$1.25	$0.60
2007
March 31	$1.25	$1.25
June 30	$1.30	$1.25
September 30	$2.00	$1.00
December 31	$1.00	$0.40
2008
March 31	$0.40	$0.20
June 30	$0.30	$0.15

The quotations shown above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

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

Holders

We have approximately 429 record holders of our common stock. We believe that in addition to the record ownership there are additional beneficial owners who hold their shares in street name or through other nominees, but we have not ascertained the number of such persons.

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

None.

Transfer Agent

The transfer agent and registrar for the common shares of Equicap is Executive Registrar & Transfer, Inc., 3615 S. Huron Street, Englewood, Colorado, 80110.

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued upon the exercise of options, warrants or rights under our existing equity compensation plans. The information in this table is as of June 30, 2008.

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

Item 6. Management’s Discussion and Analysis or Plan of Operation

The following is management’s discussion and analysis of certain significant factors that have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements, as well as information relating to the plans of our current management. This report includes forward-looking statements. Generally, the words “believes,” “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including, but not limited to, those described in the “Risk Factors” set forth in Item 1 – Description of Business – Risk Factors and the matters set forth in other reports or documents we file with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements that speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included in this report.

Overview

Equicap, Inc. (“Equicap”) does business through its subsidiary, Usunco Automotive Limited (“Usunco”) which in turn operates through IBC Automotive Products, Inc. (“IBC”), its wholly-owned subsidiary established under the laws of the State of California (the “North America/Auto Parts Segment”), and through Zhejiang ZhongChai Machinery Co., Ltd. (the “ZhongChai JV”), a 75%-owned joint venture established under the laws of the People’s Republic of China (the “PRC” or “China”) and Zhejiang Shengte Transmission Co., Ltd.(“Shengte”) a company established under the laws of the PRC and wholly owned by ZhongChai JV (the “China/Gear Segment”). Through its operating subsidiaries, the company is engaged in the distribution of automotive parts primarily in North America, and manufacturing and sale of gears and gearboxes in China.

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

In connection with the Share Exchange, Equicap engaged Fountainhead Capital Partners Limited (“Fountainhead”), to act as a financial advisor. At the closing of the Share Exchange, Fountainhead was paid an advisory fee of $450,000 by Equicap.

In connection with the Share Exchange, vFinance Investments, Inc. (“vFinance”), for advice in connection with the transaction, was issued 161,633 shares of common stock as compensation. The shares were issued as restricted stock. These shares have registration rights.

Since the former shareholders of Usunco owned approximately 65% of the shares of common stock of Equicap at the time of its acquisition of Usunco, the former shareholders of Usunco had control over Equicap immediately after the acquisition. As a result, Usunco was deemed to have been the acquiring company in the Share Exchange for accounting purposes, and the Share Exchange transaction was treated as a reverse acquisition with Usunco as the acquirer and Equicap as the acquired party. Equicap changed its fiscal year to end June 30.

Conversion of Convertible Note of Equicap

Equicap and Fountainhead entered into a convertible note on September 30, 2006, the principal of which was for working capital and discharge of accrued payables of Equicap. As part of the Share Exchange, Fountainhead agreed to convert the outstanding principal and accrued interest of approximately $100,000 into 702,132 shares of common stock, contingent on the closing of the Share Exchange. Upon the conversion, the note was cancelled. The shares were issued as restricted stock. Equicap agreed to register the shares issued in the conversion.

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

vFinance was the exclusive placement agent for the Offering. For their services as placement agent, Equicap paid vFinance a fee equal to approximately $983,000. Equicap also reimbursed vFinance its expenses of approximately $120,000. In addition, Equicap issued to vFinance a five-year warrant to purchase an aggregate of 422,535 shares of common stock at an exercise price of $2.13 per share (“Agent Warrant”). The warrant vests over a three-year period and terminates March 6, 2012.

In connection with the Offering, Equicap granted registration rights to the investors and the holders of the Agent Warrant, and provided for registration rights for certain former principal shareholders of Equicap through piggy-back rights for their respective shares of common stock. Equicap entered into one registration rights agreement with the aforementioned persons. Equicap agreed to register the sale of the 8,450,704 shares of common stock issued to investors in the Offering, the 161,633 shares of common stock issued to vFinance, the 422,535 shares of common stock underlying the Agent Warrant and the 1,161,632 shares held by the former principal shareholders of Equicap. In addition, if certain make good shares are distributed to the investors, Equicap will be obligated to register these shares in addition. If any of the above shares are not eligible for registration because of the rules and regulations of the Securities and Exchange Commission, when they are eligible for registration, Equicap will be obligated to take such action to have them registered for sale by the holder by filing successive registration statements. The initial registration statement for sale of the common shares was filed within the time limit of the registration rights agreement, and Equicap had to have the registration statement effective within 150 days of the closing date of the Offering, and if these actions are not achieved by those dates then Equicap must pay each of, and only, the investors 1% of the share purchase price paid by such investor for each month thereafter that the investors cannot publicly sell the shares of common stock covered by that registration statement The same penalties for the failure to file or have declared effective a registration statement within the stated time periods and maintain its effectiveness also apply to the subsequent required registration statements. The maximum penalties under the liquidated damages provision payable to the investors is 10% of the share purchase price paid by the investors in the Offering. The above timing and number of shares are subject to various conditions, and the registration statements are subject to the rules and regulations of the SEC and the staff interpretations thereof. The registration statements required for the investors and vFinance under the registration rights agreement must be kept effective until all the shares of these parties are sold or may be sold without limitation under then Rule 144k promulgated under the Securities Act (“Rule 144k”). Equicap did not meet the effectiveness deadline for the initial registration statement and paid $32,000 to the investors under the liquidated damages provision.

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

Accounts Receivable and Bad Debt Reserves

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

Inventory

Inventories are stated at the lower of cost or net realizable value. Cost is calculated on the weighted-average basis and includes all costs to acquire and other costs incurred in bringing the inventories to their present location and condition. The Company evaluates the net realizable value of its inventories on a regular basis and record a provision for loss to reduce the computed weighted-average cost if it exceeds the net realizable value.

Property and Equipment

Property and equipment is recorded at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the assets. Repairs and maintenance expenditures, which do not extend the useful lives of the related assets, are expensed as incurred.

Under SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company's long-lived assets are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company also assesses these assets for impairment based on their estimated future cash flows. The Company has not incurred any losses in connection with the adoption of this statement.

Goodwill and Other Intangible Assets

Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Goodwill and intangible assets deemed to have indefinite lives are not amortized. All other intangible assets are amortized over their estimated useful lives. Goodwill and indefinite-lived intangible assets are subject to annual impairment testing using the guidance and criteria described in Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets”. This testing compares carrying values to fair values and, when appropriate, the carrying value of these assets is reduced to fair value. As of June 30, 2008, the Company concluded that there were no impairments on goodwill or indefinite-lived intangibles.

Revenue Recognition

Revenue consists of sales of automotive parts, gears and gearboxes. In accordance with the provisions of Staff Accounting Bulletin No. 103, revenue is recognized when merchandise is shipped, title and risk of loss pass to the customer and collectibility is reasonably assured. Revenue is recorded as the sales price of goods and services, net of rebates and discounts and is reported on a gross basis. The gross basis is used mainly due to the fact that the Company acts as principal in each transaction and is responsible for fulfillment and acceptability of the products purchased, the Company takes title to its products before the products are ordered by its customers, the Company has risk of inventory loss as title of the products is transferred to the Company, the Company is responsible for collection of sales and delivery of products, and the Company does not act as an agent or broker and is not compensated on a commission or fee basis.

Sales Return and Warranties

Generally the company does not accept the return of products once sold to customers. The company generally provides a one-year limited warranty covering manufacturing defects and/or product functional failures. After evaluation and confirmation of customer complaints, the company either replaces the defective products or accepts returns by crediting the customer's account. Such replacements or returns as well as handling costs therefrom are passed through to the suppliers.

Advertising Costs

The Company expenses the cost of advertising as incurred. Advertising costs for the years ended June 30, 2008 and 2007 were insignificant.

Comprehensive Income (Loss)

The Company adopted SFAS No. 130, Reporting Comprehensive Income, which establishes rules for the reporting of comprehensive income and its components. In addition to net loss, comprehensive income (loss) includes all changes in equity during a period, except those resulting from investments by and distributions to owners. Items of comprehensive income include foreign currency translation adjustment.

Foreign Currency Translation

A significant portion of the Company's operations are conducted in China and the financial statements are translated from Chinese RMB, the functional currency, into U.S. Dollars in accordance with SFAS No. 52, "Foreign Currency Translation." Accordingly, all foreign currency assets and liabilities are translated at the period-end exchange rate and all revenues and expenses are translated at the average exchange rate for the period. The effects of translating the financial statements of foreign subsidiaries into U.S. Dollars are reported as a cumulative translation adjustment, a separate component of comprehensive income in stockholder's equity.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This standard permits entities to measure many financial instruments and certain other items at fair value. The purpose is to improve financial reporting by providing entities with the opportunity to mitigate volatility. SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No.159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies and choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for the Company on January 1, 2008. It is expected that the adoption of SFAS No. 159 will not have a material impact on the Company’s financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB Statement No. 51.” SFAS No. 160 amends Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as a minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS No. 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and the noncontrolling interest. SFAS No. 160 is effective for the Company on January 1, 2009, and is not expected to have a significant impact on the Company’s financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations (Revised))”, (SFAS No. 141(R)), to replace SFAS No. 141, “Business Combinations. SFAS No. 141(R) requires the use of the acquisition method of accounting, defines the acquirer, establishes the acquisition date and broadens the scope to all transactions and other events in which one entity obtains control over one or more other businesses. This statement is effective for business combinations or transactions entered into for fiscal years beginning on or after December 15, 2008. The Company is evaluating the impact of SFAS No. 141 (R).

Fair Value of Financial Instruments

The Company considers the carrying amounts reported in the consolidated balance sheet for current assets and current liabilities qualifying as financial instruments and approximating fair value.

Income Taxes

Deferred income taxes are computed using the asset and liability method, such that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between financial reporting amounts and the tax basis of existing assets and liabilities based on currently enacted tax laws and tax rates in effect in the United States of America for the periods in which the differences are expected to reverse. Income tax expense is the tax payable for the period plus the change during the period in deferred income taxes. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. No differences were noted between the book and tax bases of the Company’s assets and liabilities, respectively. Therefore, there are no deferred tax assets or liabilities for the year ended June 30, 2008. For the China/Gear segment, the Zhongchai JV is located in the PRC, and is therefore subject to central government and provincial and local income taxes within the PRC at the applicable tax rate on the taxable income as reported in the PRC statutory financial statements in accordance with relevant income tax laws. The standard corporate income tax rate is 25% from January 1, 2008, when China’s new tax law became effective, decreased from 33%.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from those estimates.

Operating Results

    The Fiscal Year Ended June 30, 2008 Compared to the Fiscal Year Ended June 30, 2007

Revenue

Revenue increased by $1,516,061 or 83% to $3,333,325 for the year ended June 30, 2008 compared with $1,817,264 for the year ended June 30, 2007. Revenue for the year ended June 30, 2008 consists of sales of automotive parts in North America and sales of gears and gearboxes in China, for $778,838 and $2,554,487, respectively. Revenue for the year ended June 30, 2007 consists of sales of automotive parts in North America and sales of diesel engines and gear products in China, for $1,324,819 and $492,445, respectively. The decrease in revenue from sale of auto parts in North America compared to last fiscal year was primarily due to fierce competition and the Company’s strategy to drop some smaller, low margin orders and customers during the year. Increase in gears sales in fiscal 2008 compared to last year was attributed to the Company’s expansion in production capacity and continuous marketing efforts, taking advantage of the growth of domestic market in China for gear and gearbox products in recent years as a result of the increase in Chinese domestic demand driven by country wide economic growth and urban expansion.

Cost of Sales and Gross Margin

Cost of sales was $2,641,814 for the year ended June 30, 2008, increasing by $1,014,075 or 62%, from $1,627,739 for the year ended June 30, 2007. The gross margin was approximately 21% for the year ended June 30, 2008 compared to approximately 10% for the year ended June 30, 2007. For the North America/Auto Parts segment, improvement in gross margin was mainly attributed to the Company’s strategy to focus on larger, high margin customers, to add some new products with higher profitability, and to drop some low margin business. For the China/Gears segment, improvement in gross margin was mainly attributed to the Company’s achievement of a larger economy of scale, and the ability to pass the effects of rising material prices onto down stream customers.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consisted primarily of labor cost and related overhead costs for sales, marketing, finance, legal, human resources and general management. Such costs also include the expenses recognized for stock-based compensation pursuant to FAS 123(R).

SG&A expenses decreased by $165,356 to $1,348,102 in the year ended June 30, 2008 from $1,513,458 in year ended June 30, 2007. The high SG&A expenses for the year ended June 30, 2007 was mainly attributed to the recognition of expense of $897,131 as a result of the conversion of the outstanding convertible notes in aggregate principal amount and accrued interest of approximately $100,000 into 702,132 shares of common stock, at a discount to the sale price of the shares in the private placement offering. SG&A expenses for fiscal year 2008 mainly consist of selling expenses, and costs related to being a public company including professional services related to auditing, legal and other services, costs associated with the operating expenses in China, and non-cash expenses amounting to $108,789 recognized for stock based compensation related to stock options and warrants granted in the period pursuant to SFAS 123(R).

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

According to SAB 79, Accounting for Expenses or Liabilities by Principal Stockholder(s), if the performance criteria are not met, these shares will be released to the investors and treated as an expense for the amount of the market value of the shares as of the date of release. Per SFAS No. 123R, Accounting for Stock-Based Compensation, if the performance criteria are met, the shares will be released back to the former shareholders of Usunco and treated as an expense for the amount of the market value of the shares as of the date of release. Since the performance criteria for the year ended June 30, 2007 were not met, based upon the market value of $1.30 per share as of June 30, 2007, the total expense recognized for the fiscal year of 2007 was $3,954,930. Since the performance criteria for the year ended June 30, 2008 were not met, based upon the market value of $0.20 per share as of June 30, 2008, the total expense recognized for the fiscal year of 2008 was $1,419,719. Such expense is treated as an unusual item since it is deemed to be unusual in nature but may not be infrequent in occurrence. This recognition of expense would not occur if the shares are forfeited or cancelled and are not released to either the investors or the former shareholders of Usunco.

Net Loss

Net loss reached $1,964,725 in year ended June 30, 2008 compared with net loss of $5,279,437 year ended June 30, 2007. The net loss for fiscal year of 2008 was mainly attributed to the increase in general and administrative expenses, comprised of costs related to being a public company including professional services related to auditing, legal and other services, operating expenses in China, and non-cash expenses recognized for stock based compensation related to stock options and warrants granted in the period pursuant to SFAS 123(R); and to the recognition of $1,419,719 unusual loss arising from the make good arrangement for fiscal year 2008, partially offset by the net interest income amounting to $90,083, and net other income of $119,527 mainly resulting from local government’s subsidies and VAT refund to ZhongChai JV and its wholly owned subsidiary, Shengte, to incentize their equipment purchase and technology innovation that comply with government’s industry policies.

Liquidity and Capital Resources

As of June 30, 2008, Equicap had assets equal to $14,790,817 which primarily were comprised of cash and cash equivalents of $956,973, net receivables and other receivables of $948,980, and advance payments of $5,059,154. The advance payments represented a deposit that the ZhongChai JV placed to secure the exclusive right to acquire 100% interest of a project, and the ZhongChai JV is entitled to refund of the full deposit amount in case the project is not completed or Zhongchai JV decides not to pursue the transaction within the twelve-month period ending October 17, 2008. Equicap’s current liabilities as of June 30, 2008 were $1,382,611, which primarily were comprised of trade accounts payable and accrued expenses, taxes payable and other payable. At June 30, 2008, Equicap had working capital of $7,276,487. Equicap believes that it has sufficient operating capital for its current operations.

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

During the first quarter of fiscal year 2008, Equicap used approximately $3,700,000 of its cash assets to acquire Shengte as a wholly-owned subsidiary of ZhongChai JV. The cash assets used for this acquisition were those forming a part of the working capital contributed to ZhongChai JV. Shengte is a manufacturer and distributor of gears mainly used in engines and gearboxes, and gearboxes (transmissions) which are primarily used in industrial equipment such as forklift trucks. We expect that future cash flows generated from the operation of gear and gearbox business will be sufficient to cover the Company’s China/Gear Segment’s working capital requirements.

Also during the first quarter of fiscal year 2008, Equicap did not have the registration statement declared effective within the time period specified in the registration rights agreement for the March 2007 offering. As a result Equicap was obligated to pay the liquidated damage amount provided in the agreement to the investors which was an aggregate of $32,000.

As Equicap expands its operations and considers additional acquisitions of private companies, divisions or product lines, it may require additional capital for its business development and operations. Equicap does not have any specific sources of capital at this time, therefore, it would need to find additional funding for its capitalization needs. Such capital may be in the form of either debt or equity or a combination. To the extent that financing is in the form of debt, it is anticipated that the terms will include various restrictive covenants, affirmative covenants and credit enhancements such as guarantees or security interests. The terms of any proposed financing may not be acceptable to Equicap. There is no assurance that funding will be identified or accepted by Equicap or, that if offered, it will be concluded.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (“Certifying Officers”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal period covered by this Annual Report on Form 10-KSB. Based upon such evaluation, the Certifying Officers have concluded that, as of the end of such period, June 30, 2008, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is made known to management, including our Certifying Officers, and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of June 30, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 8B.	Other Information

None.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

The following table sets forth certain information about each of the members of the Board of Directors and each executive officer:

Name	Age	Position with company	Serving as a Director or an Officer Since
Peter Wang	54	Chairman and President	2007
Jason Lu	52	Director, Chief Executive Officer	2007
Haining Liu	55	Director	2007
David Ming He	38	Chief Financial Officer	2007

Mr. Peter Wang has been the Chairman of the board of directors and President since the inception of Usunco in April 2006. He has more than 20 years of experience in technology and service area with strong background in research and development, operations and corporate management. Mr. Wang successfully co-founded a telecom venture in China, Unitech Telecom (now named UTStarcom, NASDAQ: UTSI) in 1990 and was the Executive Vice President until August 30, 1995. From August 1995 to December 2000, Mr. Wang was the Chairman and CEO of World Communication Group. From December 2000 to the present, Mr. Wang was Chairman and CEO of China Quantum Communication Limited (later changed to Techedge, Inc. and then to China Biopharma, Inc.) Before forming his own companies, Mr. Wang worked at AT&T Bell Labs during 1987-1990 and Racal-Milgo Information System during 1983-1987. Mr. Wang was also a co-chairman of Business Advisory Council of the National Republican Congressional Committee during the period 1994-1995. In 2004, Mr. Wang received Outstanding 50 Asian Americans in Business Award. Mr. Wang earned his BS in Math & Computer Science and MS in Electrical Engineering from University of Illinois in 1983, as well as MBA in Marketing from Southeast-Nova University in 1986. Mr. Wang is a director of China Biopharma, Inc. (OTCBB: CBPC), a company involved in pharmaceutical distribution.

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

Mr. David Ming He joined Usunco in January 2007 as the Chief Financial Officer. From October 2004 until January 2007 Mr. He served as the Senior Manager of SORL Auto Parts, Inc. (NASDAQ: SORL) in charge of capital market operations, investor relations, SEC filings and corporate internal controls. In his two years with SORL, Mr. He has been instrumental in SORL’s progress in US capital market from an OTC bulletin board company to a NASDAQ Global Market listed company, and also successfully completed a secondary public offering in November 2006. Before going to graduate school, from 1994 to 2001, Mr. He was a senior manager in corporate banking with Credit Agricole Indosuez (now Calyon) in Shanghai. Mr. He holds the designations of Chartered Financial Analyst and Illinois Certified Public Accountant. Mr. He pursued graduate degrees from 2001 to 2004 and received his Master of Science degree in Accountancy in 2004 and Master of Business Administration degree in Finance in 2003 from University of Illinois at Urbana-Champaign. He also received his BA from Shanghai Institute of Foreign Trade in 1992.

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

The business address of the directors is: 10510 Hillsboro Road, Santa Ana, CA 92705, U.S.A.

Description of Other Officers of the Corporation

All of the officers of the company are appointed by the board of directors to serve until the annual meeting of the directors and the election and qualification of their successors. Another officer of Equicap not identified above is as follows:

Mr. Philip Widmann, 64 year old, has served as the SVP, Global Marketing for Usunco since its inception, and the President of IBC Automotive Products, Inc., a wholly owned subsidiary of Usunco. He has over 27 years experience in senior management and business development, with a strong background in strategic and financial planning, strategic alliances, product and program development. Mr. Widmann has been credited with establishing the global strategic plans for Chinese factories and corporations entering the global marketplace. Before establishing and building IBC, he served as Executive Vice President and General Manager with Century Automotive MFG., Inc. from February 2002 to June 2003, and led the company in establishing its global business plan, creating internal infrastructure, and selecting American management teams. Mr. Widmann spent 24 years. years in the senior management of Japanese automotive systems suppliers including Hitachi and Nippondenso. From 1984 through 2002 he developed Hitachi’s global service parts marketing plan. He also created programs in product development etc. with all major automotive companies such as Ford, General Motors, Toyota, Nissan, and Honda. Between 1976 and 1983, he established Nippondenso as electronics leader in the North American automotive marketplace.

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

The following Director Compensation Table summarizes the compensation of our non-employee directors for services rendered by Equicap during the fiscal year ended June 30, 2008.

NON-EMPLOYEE DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash	Option Awards	Total
Haining Liu	$-0-	$-0-	$-0-

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires Equicap’s officers and directors, and persons who own more than ten percent of a registered class of Equicap’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “Commission”). Officers, directors and greater than ten percent beneficial owners are required by Commission regulations to furnish the Company with copies of all forms they file pursuant to Section 16(a). Based solely on the Company’s review of the copies of such forms it received and written representations from reporting persons required to file reports under Section 16(a), to Equicap’s knowledge all of the Section 16(a) filing requirements applicable to such persons with respect to fiscal 2008 were complied with.

Board Committees

The board of directors considers all major decisions. The board has not established any standing committees thereunder. The board has affirmatively determined that Mr. Haining Liu is an independent director as defined by applicable securities law and corporate governance guidelines.

If Equicap seeks listing of its shares on the NASDAQ Capital Market, then it will take action prior to listing to comply with all corporate governance requirements of NASDAQ, including having audit and executive compensation committees.

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

The table below sets forth for the fiscal year ended June 30, 2008, the compensation of the President and the there other most highly compensated executive officers of Equicap.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary	Bonus	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Peter Wang,	2007	$25,000	-	-	-	-	-	$25,000
Chairman and President(1)	2008	$50,000	-	-	-	-	-	$50,000

Jason Lu,	2007	$18,750	-	-	-	-	-	$18,750
Chief Executive Officer(2)	2008	$75,000	-	-	-	-	-	$75,000

David Ming He,	2007	$22,000	-	$16,355	-	-	-	$38,355
Chief Financial Officer(3)	2008	$48,000	-	-	-	-	-	$48,000

Philip Widmann,	2007	$31,000	-	-	-	-	-	$31,000
SVP Global Marketing(4)	2008	$45,000	-	-	-	-	-	$45,000

(1) Covers the period commencing January 1, 2007.
(2) Covers the period commencing April 1, 2007.
(3) Covers the period commencing January 15, 2007.
(4) Covers the period commencing July 1, 2006.

The following table sets forth information concerning the other compensation granted to the named executive officers for the fiscal year ended June 30, 2008.

Name	Year	Medical Premiums	401K Employer Match
Peter Wang	2008	$12,000	-
Jason Lu	2008	$12,000	-
David Ming He	2008	$12,000	-
Philip Widmann	2008	$12,237	-

The following table sets forth information concerning the outstanding equity awards granted to the named executive officers at June 30, 2008.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
David Ming He	-	183,275	$1.065	1/14/2012

Employment Agreements

Currently, all employees of Equicap are employed on “at will” employment agreements except Mr. David Ming He, the Chief Financial Officer, who has signed an employment agreement with the company. The company intends to establish formal employment contracts for certain other key employees in the future.

The employment agreement with Mr. He provides for a term of employment ending January 2012, unless terminated in accordance with the agreement. Mr. He will devote substantially all of his employment time and attention to the affairs of the company. Mr. He will report to the Chief Executive Officer. He will be entitled to a base salary of $48,000 which will be reviewed annually by the Chief Executive Officer or the compensation committee if there is one to determine if increases should be made in light of the size and performance of the company. There is provided a 10% increase on January 15, 2009. Mr. He is entitled to a bonus in each of the fiscal years during the term of the agreement, which may be in the form of cash, stock options or stock. Mr. He will also be eligible to participate in the stock option and similar plans of the company. He will be granted an option for 183,275 shares of common stock, of which one third will vest 12 months after the commencement of employment and the balance will vest pro rata each month thereafter. Mr. He will be provided insurance under the company health plans or paid $1,000 in respect of premiums if not so covered. He will also be entitled to $1,000 per month as a non-accountable expense account, in addition to reimbursement for all other actual travel and other business related expenses. The employment agreement provides for non-competition and non-solicitation restrictions, confidentiality obligations and restrictions on engaging in other employment. In the event of termination without cause or for good reason by the executive or upon a change of control, Mr. He will be paid the consideration due for the balance of the employment period of the contract, bonuses for the prior and current year of termination and insurance coverage.

2006 Stock Option Plan

Usunco adopted its 2006 Stock Option Plan on May 18, 2006 by the board of directors and approved by the shareholders on May 18, 2006. The plan provides for the issuance of up to 1,970,698 shares of common stock under incentive or non-statutory stock options. The plan is administered by the board of directors. The board of directors, at the time of a grant, will determine the type of option, the exercise price, vesting schedule, and expiration date, as well as any other terms of the grant. The minimum exercise price of incentive stock option cannot be less than 75% (or 100% if granted to an employee who, at the time of grant of such option, owns stock representing more than ten percent (10%) of the voting power of all classes of stock of the company or any parent or subsidiary) of the fair market value on the date of the grant, and the minimum exercise price of non-statutory stock option cannot be less than 100% of the fair market value on the date of the grant. Incentive stock options may be granted only to employees, otherwise options may be granted to officers, directors, employees and consultants, or collectively “Service Providers”. No stock options were awarded during the fiscal year ended June 30, 2008. Currently, there are 366,550 shares which Usunco has committed to issue as incentive stock option grants under the plan at an average weighted exercise of $1.065 per share. The company plans to take steps to provide any options that were committed to be issued under this plan are modified to provide that they will be issued under a plan under which the shares to be issued will be those of Equicap rather than Usunco.

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

The following table sets forth certain information regarding common stock beneficially owned on September 25, 2008, for (i) each stockholder known to be the beneficial owner of 5% or more of the outstanding common stock, (ii) each current executive officer and director, and (iii) all executive officers and directors as a group. The table assumes a total of 28,169,013 shares of common stock outstanding and does not reflect any change for a distribution that may be made under the terms of the Make Good Agreement in respect of the 2008 fiscal year financial results.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)	% of common stock Beneficially Owned

Sinoquest Management Ltd. (2) 75 Shuguang Lu, Building B Hangzhou, 310007 P.R.C.	5,551,337	19.71%

SIJ Holding Ltd. 75 Shuguang Lu, Building B Hangzhou, 310007 P.R.C.	2,150,208	7.63%

Peter Wang (2) 10510 Hillsboro Road Santa Ana, CA 92705 U.S.A.	2,636,885	9.36%

Haining Liu Huanchen Beilu Hangzhou, 310007 P.R.C.	-	*

Jason Zhongyuan Lu 10510 Hillsboro Road Santa Ana, CA 92705 U.S.A.	4,065,452	14.43%

David Ming He (3) 10510 Hillsboro Road Santa Ana, CA 92705 U.S.A.	112,001	*

Philip Widmann 10510 Hillsboro Road Santa Ana, CA 92705 U.S.A.	2,127,148	7.55%

Pinnacle China Fund, L.P.(4) 4965 Preston Park Blvd. Suite 240 Plano, TX 75093	3,830,988	13.6%

The Pinnacle Fund, LP(5) 4965 Preston Park Blvd. Suite 240 Plano, TX 75093	1,915,493	6.8%

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)	% of common stock Beneficially Owned

Jayhawk Private Equity Fund, L.P.(6) c/o Genesis Fund Service Limited 5410 West 61st Place Suite 100 Mission, KS 66205	2,157,461	7.66%

All Directors and Executive Officers as a Group (4 persons) (7)	6,814,338	24.19%
_______________________

*	Less than 1%

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

(2)	Peter Wang has a 47.5% beneficial ownership in Sinoquest Management Limited.

(3)	David Ming He has been granted options to purchase 183,275 shares at an exercise price of $1.065 per share, 112,001 of which will vest and become exercisable within 60 days.

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

During the fiscal year ended June 30, 2008, other than as set forth in this section, the Company did not enter into any related party transactions with any director, officer, nominee for director, beneficial owner of 5% or more of the equity securities of the Company, or their family members. Notwithstanding the foregoing, officers and certain of the 5% shareholders of the Common Stock have had discussions about the possible redemption of the stockholders’ common stock.

During the fiscal year ended June 30, 2008, the Company and Xinchai Holding Group Co., Ltd. (“Xinchai Holding”), the original joint venture partner of the ZhongChai JV, determined to place the distribution agreement between the ZhongChai JV and Xinchai Holding in suspension so that the joint venture could focus its resources on development of the gear and gearbox products of Xinchang Keyi and their marketing. The joint venture partners determined to put the agreement in suspension because the economics of distributing the Xinchai Holding products under the distribution agreement had been adversely affected by several factors, notably the dramatic increase in the product costs because of the cost of steel which cut into margins and the disinclination of the equipment integrators who use those products to buy engines from a middleman with the added costs, and the overall competition in the industry segment. The use of a suspension arrangement was so the parties could ultimately work to continue to pursue the joint venture in some other profitable endeavor. As a result, Zhongchai JV agreed to work with Xinchai Holding to produce gearboxes that will be sold stand-alone to Xinchai’s customers or sold with the diesel engines made by Xinchai’s subsidiary as a diesel power-train. It was believed that this rearrangement would change Zhongchai JV’s market position from a middleman to an original manufacturer, which is more acceptable in the OEM marketplace.

In October 2007, Zhongchai JV and Xinchai Holding entered into a letter of intent (“LOI”) regarding the “Hangchai Project,” a project to establish Hangzhou Xinchai Company Limited (“Hangzhou Xinchai”) in Hangzhou, for the purpose of manufacturing diesel engines, engine components and related products. At the time of the LOI execution, Xinchai Holding had obtained approvals from the relevant government authorities for the Hangchai Project, and had initiated the processes of establishing the company and bidding for land. The LOI, among other things, also provided for ZhongChai JV to place a deposit of up to RMB 35 million with Xinchai Holding. The deposit was only to satisfy the payments or registered capital requirements related to the Hangchai Project. The LOI is terminable if within 12 months of its execution the Hangchai Project is not completed or ZhongChai JV decides not to pursue the transaction. On termination, Xinchai Holding is obliged to refund to Zhongchai JV the full amount of the deposit. Due to changes in the macro economic conditions and business operations for the proposed project, ZhongChai JV has decided not to pursue the project, and Xinchai Holding has verbally agreed with that decision. Both parties are in the process of preparing a definitive termination agreement to end the transaction and refund the deposit.

Item 13.	Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation – (Incorporated by reference from Form 10-KSB for fiscal year ended December 31, 2004, Exhibit 3.1)
3.2	By-laws (Incorporated by reference from Form 10-KSB for fiscal year ended December 31, 2004, Exhibit 3.2)
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

Exhibit No.	Description
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

10.7	Share Exchange Agreement dated March 7, 2007, among Usunco Automotive Limited and Equicap, Inc. (Incorporated by reference from Form 8-K, Current Report, Event dated March 9, 2007, Exhibit 10.7)
10.8	Convertible Note Conversion Agreement dated March 7, 2007 with Fountainhead Capital Partners Limited (Incorporated by reference from Form 8-K, Current Report, Event dated March 9, 2007, Exhibit 10.8)
10.9	Consulting Agreement with Fountainhead Capital Partners Limited dated March 7, 2007 (Incorporated by reference from Form 8-K, Current Report, Event dated March 9, 2007, Exhibit 10.9)
10.10	Lock Up agreement with former Equicap, Inc. stockholders (Incorporated by reference from Form 8-K, Current Report, Event dated March 9, 2007, Exhibit 10.12)
14.1	Code of Ethics (Incorporated by reference from Form 8-K, Current Report, Event dated March 9, 2007, Exhibit 14.1)
21.1	Subsidiaries of Equicap, Inc. *
31.1	Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Jason Lu *
31.2	Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 –David Ming He *
32.1	Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Jason Lu *
32.2	Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – David Ming He *

* Filed herewith

b. Reports on Form 8-K.

N/A

Item 14.	Principal Accountant Fees and Services

The following table shows the fees paid or accrued for the audit and other services provided by Patrizio & Zhao for the fiscal years ended June 30, 2007 and June 30, 2008:

	June 30, 2007	June 30, 2008
Audit Fees	$91,500	$93,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
	$91,500	$93,000

Audit services of Patrizio & Zhao for the fiscal years 2007 and 2008 consisted of the audit of the year end financial statements and the review of the quarterly financial statements of Equicap and registration statements and other SEC filings.

Because the board of directors of Equicap does not have an audit committee, the above services and engagements were approved by the board of directors.

EQUICAP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008 AND 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Equicap, Inc.

We have audited the accompanying consolidated balance sheets of Equicap, Inc. and Subsidiaries (the “Company”) as of June 30, 2008 and 2007, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows, for the years ended June 30, 2008 and 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Equicap, Inc. and Subsidiaries as of June 30, 2008 and 2007, and the consolidated results of its operations and its consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Partizio & Zhao
Parsippany, New Jersey
August 20, 2008

EQUICAP, INC.

CONSOLIDATED BALANCE SHEETS

JUNE 30,

	2008	2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$956,973	$7,848,812
Accounts receivable, net of allowance of $29,747and $37,511 respectively	807,484	695,179
Inventory	1,186,900	378,075
Other receivables	141,496	3,947,063
Advance payments	5,059,154	675,195
Prepaid expenses	212,405	28,045
Notes receivable	294,686	-

Total Current Assets	8,659,098	13,572,369

PROPERTY AND EQUIPMENT, NET	2,511,602	40,068

GOODWILL	3,393,307	-

OTHER ASSET
Intangible assets, net	2,586	-
Deferred compensation	172,395	281,184
Deferred expenses	51,829	-

Total Other Assets	226,810	281,184

Total Assets	$14,790,817	$13,893,621

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$851,284	$1,017,657
Taxes payable	946	39,871
Other payables	530,381	172,397

Total Current Liabilities	1,382,611	1,229,925

MINORITY INTEREST	2,706,313	2,617,299

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $.001 par value, 500,000,000 shares
authorized, 28,169,013 shares issued and outstanding	28,169	28,169
Stock subscription receivable	(32,400)	(37,400)
Additional paid-in capital	16,516,901	15,092,331
Accumulated deficit	(7,183,605)	(5,218,880)
Accumulated other comprehensive income	1,372,828	182,177

Total Stockholders’ Equity	10,701,893	10,046,397

Total Liabilities and Stockholders' Equity	$14,790,817	$13,893,621

The accompanying notes are an integral part of these consolidated financial statements.

EQUICAP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	For the Years Ended
	June 30,
	2008	2007

REVENUE	$3,333,325	$1,817,264

COST OF SALES	2,641,814	1,627,739

GROSS PROFIT	691,511	189,525

OPERATING EXPENSES
Selling, general and administrative	1,348,102	1,513,458

LOSS FROM OPERATIONS	(656,591)	(1,323,933)

OTHER INCOME (EXPENSE)
Interest income (expense)	89,326	8,263
Other income (expense), net	119,527	8,462
Unusual charge - make good provision	(1,419,719)	(3,954,930)
Total other income (expense)	(1,210,866)	(3,938,205)

LOSS BEFORE PROVISION FOR INCOME TAX	(1,867,457)	(5,262,138)

PROVISION FOR INCOME TAX	-	-

MINORITY INTEREST	97,268	17,299

NET LOSS	(1,964,725)	(5,279,437)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	1,190,651	182,177

COMPREHENSIVE LOSS	$(774,074)	$(5,097,260)

LOSS PER COMMON SHARE
Basic	$(0.07)	$(0.24)
Diluted	$(0.07)	$(0.24)

WEIGHTED AVERAGE SHARES OF
COMMON STOCK
Basic	28,169,013	21,718,329
Diluted	28,169,013	21,718,329

The accompanying notes are an integral part of these consolidated financial statements.

EQUICAP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	June 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,964,725)	$(5,279,437)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Minority interest	97,268	17,299
Depreciation and amortization	129,684	78
Unusual charge-make good provision	1,419,719	3,954,930
Allowance for bad debts	(26,763)	26,714
Stock based compensation	108,789	942,315
Non-cash payments of rent	5,000	4,200
Changes in assets and liabilities:
Accounts receivable	103,307	(366,184)
Inventory	(726,573)	(254,605)
Other receivables	4,255,394	(3,914,046)
Advanced payments	(4,051,931)	(669,547)
Prepaid expenses	(181,706)	(27,841)
Notes receivable	(278,104)	-
Deferred expenses	(48,912)	-
Accounts payable and accrued expenses	(28,154)	515,806
Taxes payable	(39,387)	-
Other payables	(312,175)	170,155

Total Adjustments	425,456	399,274

Net Cash Used By Operating Activities	(1,539,269)	(4,880,163)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(409,605)	(35,665)
Additions to construction in progress	(1,618,887)	(4,145)
Additions to intangible assets	(3,029)	-
Acquisition of Shengte, net of cash from Shengte	(3,642,655)	-

Net Cash Used By Investing Activities	(5,674,176)	(39,810)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from capital stock and subscriptions	322	9,970,219
Proceeds from minority interest	-	2,617,299

Net Cash Provided By Financing Activities	322	12,587,518

EFFECT OF FOREIGN CURRENCY CONVERSION ON CASH	321,284	51,469

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,891,839)	7,719,014

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	7,848,812	129,798

CASH AND CASH EQUIVALENTS AT END OF YEAR	$956,973	$7,848,812

SUPPLEMENTAL INFORMATION:

CASH PAID FOR INCOME TAXES	$-	$-

CASH PAID FOR INTEREST	$757	$38,034

The accompanying notes are an integral part of these consolidated financial statements.

EQUICAP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

						Accumulated
			Stock	Additional		Other	Total
	Common Stock		Subscriptions	Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Par Value	Receivable	Capital	Deficit	Income	Equity

BALANCE – JUNE 30, 2006	18,323,944	$18,324	$(41,600)	27,676	60,557	$-	64,957

Issuance of common stock	9,845,069	9,845	-	9,886,226	-	-	9,896,071

Shareholder Contribution	-	-	4,200	-	-	-	4,200

Stock-based compensation	-	-	-	326,368	-	-	326,368

Conversion of notes	-	-	-	897,131	-	-	897,131

Make Good	-	-	-	3,954,930	-	-	3,954,930

Net Loss	-	-	-	-	(5,279,437)	-	(5,279,437)

Foreign Currency Translation	-	-	-	-	-	182,177	182,177

BALANCE-JUNE 30, 2007	28,169,013	$28,169	$(37,400)	$15,092,331	$(5,218,880)	$182,177	$10,046,397

Shareholder Contribution	-	-	5,000	-	-	-	5,000

Make Good	-	-	-	1,419,719	-	-	1,419,719

Net Loss	-	-	-	-	(1,964,725)	-	(1,964,725)

Foreign Currency Translation	-	-	-	4,851	-	1,190,651	1,195,502

BALANCE-JUNE 30, 2008	28,169,013	$28,169	$(32,400)	$16,516,901	$(7,183,605)	$1,372,828	$10,701,893

The accompanying notes are an integral part of these consolidated financial statements

EQUICAP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008 AND 2007

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Equicap, Inc. (“the Company”), a Nevada corporation, is a manufacturer and distributor of gears and gearboxes, and a distributor of automotive parts and components, such as, starters and alternators, which are marketed and sold to customers primarily located in China and North America.

On July 6, 2007, the Board of Directors of Zhejiang Zhongchai Machinery Co., Ltd. (“Zhongchai”), the China based and 75% owned subsidiary of Equicap, Inc., approved and finalized a Share Purchase Agreement (“Share Purchase Agreement”) with Xinchang Keyi Machinery Co., Ltd., a corporation incorporated in the People’s Republic of China (“Keyi”). Pursuant to the Share Purchase Agreement, Zhongchai purchased all the outstanding equity of Zhejiang Shengte Transmission Co., Ltd. (“Shengte”) from Keyi, the sole owner of Shengte for approximately $3.7 million.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

ACCOUNTS RECEIVABLE AND BAD DEBT RESERVES

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

EQUICAP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008 AND 2007

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

INVENTORY

Inventories are stated at the lower of cost or net realizable value. Cost is calculated on the weighted-average basis and includes all costs to acquire and other costs incurred in bringing the inventories to their present location and condition. The company evaluates the net realizable value of its inventories on a regular basis and record a provision for loss to reduce the computed weighted-average cost if it exceeds the net realizable value.

PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the assets. Repairs and maintenance expenditures, which do not extend the useful lives of the related assets, are expensed as incurred.

Under SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company's long-lived assets are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company also assesses these assets for impairment based on their estimated future cash flows. The Company has not incurred any losses in connection with the adoption of this statement.

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Goodwill and intangible assets deemed to have indefinite lives are not amortized. All other intangible assets are amortized over their estimated useful lives. Goodwill and indefinite-lived intangible assets are subject to annual impairment testing using the guidance and criteria described in Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets”. This testing compares carrying values to fair values and, when appropriate, the carrying value of these assets is reduced to fair value. As of June 30, 2008, the Company concluded that there were no impairments on goodwill or indefinite-lived intangibles.

REVENUE RECOGNITION

Revenue consists of sales of automotive parts, gears and gearboxes. In accordance with the provisions of Staff Accounting Bulletin No. 103, revenue is recognized when merchandise is shipped, title and risk of loss pass to the customer and collectibility is reasonably assured. Revenue is recorded as the sales price of goods and services, net of rebates and discounts and is reported on a gross basis. The gross basis is used mainly due to the fact that the Company acts as principal in each transaction and is responsible for fulfillment and acceptability of the products purchased, the Company takes title to its products before the products are ordered by its customers, the Company has risk of inventory loss as title of the products is transferred to the Company, the Company is responsible for collection of sales and delivery of products, and the Company does not act as an agent or broker and is not compensated on a commission or fee basis.

SALES RETURNS AND WARRANTIES

Generally the company does not accept the return of products once sold to customers. The company generally provides a one-year limited warranty covering manufacturing defects and/or product functional failures. After evaluation and confirmation of customer complaints, the company either replaces the defective products or accepts returns by crediting the customer's account. Such replacements or returns as well as handling costs therefrom are passed through to the suppliers.

ADVERTISING COSTS

The Company expenses the cost of advertising as incurred. Advertising costs for the year ended June 30, 2008 and 2007 were insignificant.

EQUICAP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008 AND 2007

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

COMPREHENSIVE INCOME (LOSS)

The Company adopted SFAS No. 130, Reporting Comprehensive Income, which establishes rules for the reporting of comprehensive income and its components. In addition to net loss, comprehensive income (loss) includes all changes in equity during a period, except those resulting from investments by and distributions to owners. Items of comprehensive income include foreign currency translation adjustment.

FOREIGN CURRENCY TRANSLATION

Substantially all of the Company's operations are conducted in China and the financial statements are translated from Chinese RMB, the functional currency, into U.S. Dollars in accordance with SFAS No. 52, "Foreign Currency Translation." Accordingly, all foreign currency assets and liabilities are translated at the period-end exchange rate and all revenues and expenses are translated at the average exchange rate for the period. The effects of translating the financial statements of foreign subsidiaries into U.S. Dollars are reported as a cumulative translation adjustment, a separate component of comprehensive income in stockholder's equity.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This standard permits entities to measure many financial instruments and certain other items at fair value. The purpose is to improve financial reporting by providing entities with the opportunity to mitigate volatility. SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No.159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies and choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for the Company on January 1, 2008. It is expected that the adoption of SFAS No. 159 will not have a material impact on the Company’s financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB Statement No. 51.” SFAS No. 160 amends Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as a minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS No. 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and the noncontrolling interest. SFAS No. 160 is effective for the Company on January 1, 2009, and is not expected to have a significant impact on the Company’s financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations (Revised))”, (SFAS No. 141(R)), to replace SFAS No. 141, “Business Combinations. SFAS No. 141(R) requires the use of the acquisition method of accounting, defines the acquirer, establishes the acquisition date and broadens the scope to all transactions and other events in which one entity obtains control over one or more other businesses. This statement is effective for business combinations or transactions entered into for fiscal years beginning on or after December 15, 2008. The Company is evaluating the impact of SFAS No. 141 (R).

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company considers the carrying amounts reported in the consolidated balance sheet for current assets and current liabilities qualifying as financial instruments and approximating fair value.

EQUICAP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008 AND 2007

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

INCOME TAXES

Deferred income taxes are computed using the asset and liability method, such that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between financial reporting amounts and the tax basis of existing assets and liabilities based on currently enacted tax laws and tax rates in effect in the United States of America for the periods in which the differences are expected to reverse. Income tax expense is the tax payable for the period plus the change during the period in deferred income taxes. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. No differences were noted between the book and tax bases of the Company’s assets and liabilities, respectively. Therefore, there are no deferred tax assets or liabilities for the year ended June 30, 2008. For the China/Gear segment, the Zhongchai JV is located in the PRC, and is therefore subject to central government and provincial and local income taxes within the PRC at the applicable tax rate on the taxable income as reported in the PRC statutory financial statements in accordance with relevant income tax laws. The standard corporate income tax rate is 25% from January 1, 2008, when China’s new tax law became effective, decreased from previously 33%.

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

	Year Ended June 30, 2008
	Net Income (Loss)		Shares	Per Share

Loss from operations	$	(656,591)	28,169,013	$(0.02)
Basic EPS		$(1,964,725)	28,169,013	$(0.07)
Effect of dilutive securities		-	-	-
Diluted EPS		$(1,964,725)	28,169,013	$(0.07)

	Year Ended June 30, 2007
	Net Income (Loss)	Shares	Per Share

Loss from operations	$(1,323,933)	21,718,329	$(0.06)
Basic EPS	$(5,279,437)	21,718,329	$(0.24)
Effect of dilutive securities	-	-	-
Diluted EPS	$(5,279,437)	21,718,329	$(0.24)

EQUICAP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008 AND 2007

NOTE 3 – INVENTORY

Inventory at June 30, 2008 and 2007 consisted of the following:

	2008	2007

Gears products	$574,097	$328,519
Starters & Alternators	-	49,556
Gearbox products	612,597	-
Other	206	-
Total	$1,186,900	$378,075

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment, at cost, consists of the following at June 30, 2008 and 2007:

	2008	2007

Manufacturing equipment	$784,658	$-
Office equipment and furniture	45,537	5,573
Vehicles	61,785	30,393
Subtotal	891,980	35,966
Less: Accumulated depreciation	164,204	78
	727,776	35,888
Construction in progress	1,783,826	4,180

Total	$2,511,602	$40,068

Depreciation expense for the year ended June 30, 2008 and 2007 was $129,095 and $78, respectively.

NOTE 5 – ADVANCE PAYMENTS

Advance payments amounted to approximately $5.06 million as of June 30, 2008, which represent a deposit that Zhongchai placed with Zhejiang Xinchai Holdings Co., Ltd. ("Xinchai Holdings"), a corporation in China, to secure Zhongchai's exclusive right to acquire 100% interest of a project from Xinchai Holdings within twelve months starting Oct. 15, 2007. The project is located in Hangzhou, Zhejiang Province, China, for assembly of advanced diesel engines, engine components and related products. The project is currently in the process of obtaining land, approval, and final registration. Zhongchai will be entitled to a refund of the full deposit amount in case the project is not completed or Zhongchai decides not to pursue the transaction within the twelve-month period. The Company expects to enter into a definitive agreement after completion of due diligence and final establishment of the operations.

NOTE 6 – RENTAL EXPENSE

The Company's U.S. office site is located in the state of California. Rental expense for the years ended June 30, 2008 and 2007 was $5,000 and $4,200, respectively. The Company’s Chinese operation is located in Hangzhou, China, and the rental expense for the years ended June 30, 2008 and 2007 was $34,253 and $21,628 respectively.

NOTE 7 – SIGNIFICANT CUSTOMERS AND SUPPLIERS

The Company had three major customers, BBB/OCA, JNS Tsusho Corp. and Ltd/Visteon, Inc., who accounted for approximately 32%, 28% and 27%, respectively of the Company's net revenue of the auto parts segment for the year ended June 30, 2008. For the gear segment, two customers, Zhejiang Xinchai Co., Ltd. and Zhejiang Xinchai Power Co., Ltd. accounted for 90% and 7%, respectively, of the net revenue in China, for the year ended June 30, 2008. These five customers accounted for 8%, 7%, 6%, 69% and 6%, respectively, of the Company’s consolidated revenue for the year ended June 30, 2008.

EQUICAP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008 AND 2007

NOTE 7 – SIGNIFICANT CUSTOMERS AND SUPPLIERS (continued)

The Company had three major vendors, Zhejiang Yongkang Boyu, Wuxi Susun and Fittswell Industries Co., Ltd who provided approximately 36%, 28%, and 26%, respectively of the Company's purchases of the auto parts segment for the year ended June 30, 2008. For the gear segment, three major suppliers, Zhejiang Yuyang Machinery Co., Ltd., Changzhou No. 2 Gears Co., Ltd., and Xinchang Zhaofeng Machinery Co., Ltd., accounted for 38%, 16%, and 6%, respectively of the total purchases, for the year ended June 30, 2008. These six suppliers accounted for 8%, 6%, 5%, 30%, 13% and 5%, respectively, of the Company’s consolidated purchases for the year ended June 30, 2008.

NOTE 8 – DEFERRED COMPENSATION

As described in Note 10 (“Stock-based compensation), the Company granted options to employees and warrants to the private placement agent. Following SFAS No. 123R, the Company recognizes expenses on the fair value of the options and warrants. Deferred compensation represents stock-based compensation that will be expensed in future periods based on the vesting time of such options and warrants.

NOTE 9 – STOCK AUTHORIZATION AND ISSUANCE

On March 9, 2007, the Company completed the sale of an aggregate of 8,450,704 shares of its common stock to a limited number of institutional investors in a private placement transaction pursuant to offering exemptions under the Securities Act of 1933. The shares, which represent approximately 30% of the outstanding common stock on an after-issued basis, were sold at a price of $1.42 per share, for net proceeds of approximately $10 million. The net proceeds from this transaction will be used for general working capital purposes.

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

NOTE 10 – SEGMENT REPORTING

The Company’s reporting segments have been determined based on the geographic location of their operations and meanwhile the nature of the products offered to customers. The North America/Auto Parts Segment, represented by the 100% owned subsidiary of IBC Automotive Products, Inc. headquartered in California, USA, focuses on sourcing automotive parts and products from the China and distributing them in North America and other regions. The China/Gear Segment, represented by the 75% owned subsidiary Zhejiang ZhongChai Machinery Co., Ltd. in Hangzhou, China, currently focuses on manufacturing and distribution of gears and gearboxes, for the industrial equipment markets in China.

EQUICAP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008 AND 2007

NOTE 10 – SEGMENT REPORTING (continued)

The accounting policies of the segments are the same as those described in Note 2 Summary of Significant Accounting Policies. Segment operating results evaluate earnings before corporate and unallocated shared expenses, amortization of intangible assets, gain or loss on sale of assets, net interest income, income tax benefits and minority interests. Intersegment and intergeographic sales, if any, are accounted for on an arm’s length pricing basis. There were no Intersegment sales for the years ended June 30, 2008 and 2007

	Years ended June 30,
Segment revenues	2008	2007
North America/Auto Parts	$778,838	$1,324,819

China/Gear	$2,554,487	$492,445
	$3,333,325	$1,817,264

Segment operating earnings	Years ended June 30,
(loss)	2008		2007
North America/Auto Parts	$	(97,754)	$	(95,112)

China/Gear		$230,959		$55,232

Corporate and Elimination	$	(789,796)		$(1,284,053)
	$	(656,591)		$(1,323,933)

	Years ended June 30,
Depreciation expense	2008	2007
North America/Auto Parts	$-	$-

China/Gear	$129,095	$78
	$129,095	$78

	Years ended June 30,
Segment identifiable assets	2008	2007
North America/Auto Parts	$451,240	$406,329

China/Gear	$13,650,982	$11,515,248

Corporate and Elimination	$688,595	$1,972,044
	$14,790,817	$13,893,621

EQUICAP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008 AND 2007

NOTE 11 – STOCK-BASED COMPENSATION

As of June 30, 2008, there are outstanding 366,550 options to employees (“Employee Options”) and 422,535 warrants (“Agent Warrants”) to the private placement agent. Both the Employee Options and Agent Warrants vest over three years and have a life of five years. For the year ended June 30, 2008, the Company recorded approximately $45,184 of stock-based compensation based on the fair value method of SFAS. N0. 123R using the following assumptions: Volatility of 34.94%, risk free interest rate of 4.63%, dividend yield of 0%, and expected life of 5 years. No estimate of forfeitures was made as the Company has a short history of granting options.

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

If either (i) the earnings per share reported in the Annual Report on Form 10-KSB of Equicap for the fiscal year ending June 30, 2008 is less than $0.343 on a fully diluted basis (as equitably adjusted for any stock splits, stock combinations, stock dividends or similar transactions), (ii) the earnings per share before income tax provision and before minority interest in the Annual Report on Form 10-KSB of the company for the fiscal year ending June 30, 2008, is less than $0.446 on a fully diluted basis (as equitably adjusted for any stock splits, stock combinations, stock dividends or similar transactions), (iii) the after tax net income reported in the Annual Report on Form 10-KSB of the company for the fiscal year ending June 30, 2008, is less than $10,000,000, or (iv) the earnings before income tax provision and before minority interest reported in the Annual Report on Form 10-KSB of the company for the fiscal year ending June 30, 2008, is less than $13,020,000, then 7,098,592 shares of common stock in escrow will be distributed to the investors on a pro rata basis for no additional consideration. Any shares not distributed to the investors will be released to the persons who placed them in escrow. Any make good shares issued to the investors will be subject to the registration rights under the Registration Rights Agreement.

According to SAB 79, Accounting for Expenses or Liabilities by Principal Stockholder(s), if the performance criteria are not met these shares will be released to the investors and treated as an expense for the amount of the market value of the shares as of the date of release. Per SFAS No. 123R, Accounting for Stock-Based Compensation, if the performance criteria are met, the shares will be released back to the former shareholders of Usunco and treated as an expense for the amount of the market value of the shares as of the date of release. Based upon the market price of $1.00 per share of common stock as of June 30, 2007, the total expense recognized for the fiscal year of 2007 was $3,954,930. Based upon the market price of $0.20 per share of common stock as of June 30, 2008, the total expense recognized for the fiscal year of 2008 is $1,419,719. Such expense is treated as an unusual item since it is deemed to be unusual in nature but may not be infrequent in occurrence. This recognition of expense will not occur if the shares are forfeited or cancelled and are not released to either the investors or the former shareholders of Usunco.

NOTE 13 – SUBSEQUENT EVENTS
None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on September 26, 2008.

EQUICAP, INC.

By:	/s/ Jason Lu
Jason Lu
Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Capacities	Date
/s/ Peter Wang	Chairman and President	September 26, 2008
Peter Wang

/s/ Jason Lu	Chief Executive Officer (Principal	September 26, 2008
Jason Lu	Executive Officer) and Director

/s/ David Ming He	Chief Financial Officer (Principal	September 26, 2008
David Ming He	Financial and Accounting Officer)

/s/ Haining Liu	Director	September 26, 2008
Haining Liu