Form 10-Q
period 2008-09-30
EQUICAP INC
filed 2008-11-12
CIK 1006840

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐   Accelerated Filer ☐   Non accelerated filer ☐   Smaller reporting company ☒

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 28,169,013 shares of common stock, par value $.001 per share, outstanding as of November 10, 2008.

EQUICAP, INC.

- INDEX -

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

Statements made in this Form 10-Q (the “Quarterly Report”) that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements often can be identified by the use of terms such as “may”, “will”, “expect”, “believe”, “anticipate”, “estimate”, “approximate”, or “continue”, or the negative thereof. Equicap, Inc. (the “Company”) intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. These factors include our current dependence on a limited number of products and customers, the shift in focus of our business, the demand for our products, pricing pressures on our products caused by demand and competition, delivery deadlines, customer satisfaction, our ability to generate sales and expand our customer base, warranty obligations and claims, operating a portion of our business in the Peoples Republic of China, currency controls and exchange rate exposure, and the other risk factors discussed in our reports filed with the Securities and Exchange Commission. The Company disclaims any obligation to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

EQUICAP, INC.

Consolidated Balance Sheets

	September 30,	June 30,
	2008	2008
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$816,793	$956,973
Accounts receivable, net of allowance for doubtful accounts of $14,494
and $29,747 at September 30, 2008 and June 30, 2008, respectively	856,072	807,484
Inventory	1,397,338	1,186,900
Other receivables, net	44,819	141,496
Advance payments	5,068,769	5,059,154
Prepaid expenses	87,229	212,405
Notes receivable	179,525	294,686

Total current assets:	8,450,545	8,659,098

Property and equipment, net:	2,614,330	2,511,602

Goodwill:	3,402,610	3,393,307

Other asset:
Intangible assets, net	2,325	2,586
Deferred compensation	145,198	172,395
Deferred expenses	49,467	51,829

Total other assets:	196,990	226,810

Total assets:	$14,664,475	$14,790,817

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable and accrued expenses	$755,549	$851,284
Taxes payable	10,958	946
Other payables	555,453	530,381

Total current liabilities:	1,321,960	1,382,611

Minority interest:	2,744,264	2,706,313

Total liabilities:	4,066,224	4,088,924

Commitments and contingencies:

Stockholders’ equity:
Common stock, $.001 par value, 500,000,000 shares
authorized, 28,169,013 shares issued and outstanding	28,169	28,169
Stock subscription receivable	(31,160)	(32,400)
Additional paid-in capital	16,516,901	16,516,901
Accumulated deficit	(7,314,143)	(7,183,605)
Accumulated other comprehensive income	1,398,484	1,372,828

Total stockholders’ equity:	10,598,251	10,701,893

Total liabilities and stockholders' equity:	$14,664,475	$14,790,817

The accompanying notes are an integral part of these consolidated financial statements.

EQUICAP, INC.

Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	For Three Months Ended
	September 30,
	2008	2007

Revenue:	$1,186,570	$732,607

Cost of sales:	852,087	588,438

Gross profit:	334,483	144,169

Operating expenses:
Selling, general and administrative	468,688	261,762

Loss from operations:	(134,205)	(117,593)

Other income (expense):
Interest income	2,713	32,136
Other income (expense), net	31,439	(31,152)
Total other income (expense):	34,152	984

Loss before provision for income tax:	(100,053)	(116,609)

Provision for income tax:	788	-

Net loss before minority interest:	(100,841)	(116,609)

Minority interest:	29,697	21,132

Net loss:	(130,538)	(137,741)

Other comprehensive income:
Foreign currency translation adjustment	25,656	135,898

Comprehensive income (loss):	($ 104,882)	($ 1,843)

Loss per common share:
Basic	($ 0.00)	($ 0.01)
Diluted	($ 0.00)	($ 0.01)

Weighted average shares of common stock:
Basic	28,169,013	21,718,329
Diluted	28,169,013	21,718,329

The accompanying notes are an integral part of these consolidated financial statements.

EQUICAP, INC.

Consolidated Statements of Cash Flows
(Unaudited)

	For Three Months Ended
	September 30,
	2008	2007

Cash flows from operating activities:
Net loss	($130,538)	($ 137,741)
Adjustments to reconcile net loss to net cash
Provided by (used in) operating activities:
Share-based compensation	27,197	27,197
Minority interest	29,697	21,132
Depreciation and amortization	42,184	18,824
Bad debt expense	(15,262)	(20,929)
Non-cash payments of rent	1,240	1,250
Changes in assets and liabilities:
Accounts receivable	(31,607)	338,994
Inventory	(207,293)	(187,589)
Other receivables	97,125	4,188,701
Advance payments	4,257	661,497
Prepaid expenses	125,184	(84,059)
Notes receivable	116,041	(26,492)
Deferred expenses	2,506	4,689
Accounts payable and accrued expenses	(97,928)	(289,979)
Taxes payable	10,017	(385)
Other payables	23,841	414,248

Total adjustments:	127,199	5,067,099

Net cash provided by (used in) operating activities:	(3,339)	4,929,358

Cash flows from investing activities:
Additions to property, plant and equipment	(19,897)	(1,399,713)
Additions to construction in progress	(117,918)	(213,928)
Acquisition of Shengte, net of cash from Shengte	-	(3,495,463)

Net cash used in investing activities:	(137,815)	(5,109,104)

Effect of foreign currency conversion on cash:	974	91,719

Net decrease in cash and cash equivalents:	(140,180)	(88,027)

Cash and cash equivalents - beginning:	956,973	7,848,812

Cash and cash equivalents - ending:	$816,793	$7,760,785

Supplemental information:

Cash paid for income taxes:	$788	$-

Cash paid for interest:	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

EQUICAP, INC.
Notes to Consolidated Financial Statements
September 30, 2008 and 2007
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND DESCRIPTION OF BUSINESS

Equicap, Inc. (“the Company”), a Nevada corporation, is a manufacturer and distributor of gears and gearboxes, and a distributor of automotive parts and components, such as, starters and alternators, which are marketed and sold to customers primarily located in China and North America.

On July 6, 2007, the Board of Directors of Zhejiang Zhongchai Machinery Co., Ltd. (“Zhongchai”), the China based and 75% owned subsidiary of Equicap, Inc., approved and finalized a Share Purchase Agreement (“Share Purchase Agreement”) with Xinchang Keyi Machinery Co., Ltd., (“Keyi”) a corporation incorporated in the People’s Republic of China. Pursuant to the Share Purchase Agreement, Zhongchai purchased all the outstanding equity of Zhejiang Shengte Transmission Co., Ltd. (“Shengte”) from Keyi, the sole owner of Shengte for approximately $3.7 million.

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

BASIS OF PRESENTATION

The Company’s Consolidated Financial Statements include the accounts of its direct wholly-owned subsidiaries and of its indirect proportionate share of subsidiaries owned by the wholly-owned subsidiaries. All intercompany balances and transactions are eliminated in consolidation. The accompanying unaudited financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Regulation S-X applicable to small business issuers. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included.

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Goodwill and intangible assets deemed to have indefinite lives are not amortized. All other intangible assets are amortized over their estimated useful lives. Goodwill and indefinite-lived intangible assets are subject to annual impairment testing using the guidance and criteria described in Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets”. This testing compares carrying values to fair values and, when appropriate, the carrying value of these assets is reduced to fair value. As of September 30, 2008, the Company concluded that there were no impairments on goodwill or indefinite-lived intangibles.

EQUICAP, INC.

Notes to Consolidated Financial Statements
September 30, 2008 and 2007
(Unaudited)

NOTE 2 - INTERIM FINANCIAL STATEMENTS

These interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended June 30, 2008, as not all disclosures required by generally accepted accounting principles for annual financial statements are presented. The interim financial statements follow the same accounting policies and methods of computations as the audited financial statements for the year ended June 30, 2008.

NOTE 3 - EARNINGS (LOSS) PER SHARE

The Company presents earnings (loss) per share on a basic and diluted basis. Basic earnings (loss) per share have been computed by dividing net earnings by the weighted average number of common shares outstanding. Diluted earnings (loss) per share has been computed by dividing net earnings by the weighted average number of shares outstanding including the dilutive effect of equity securities. All share and per share data have been adjusted to reflect the recapitalization of the Company after the share exchange agreement with Usunco. The weighted average number of common shares calculated for Diluted EPS excludes the potential common stock that would be exercised under the options granted to employees and warrants granted to agents because the inclusion of the potential shares from these options and warrants would cause an antidilutive effect by reducing the net loss per share. (See Note 13).

	Three Months Ended September 30
	2008	2007

Net loss	($ 130,538)	($ 137,741)

Weighted average common shares
(denominator for basic income per share)	28,169,013	21,718,329

Effect of dilutive securities:	-	-

Weighted average common shares
(denominator for diluted income per share)	28,169,013	21,718,329

Basic net income (loss) per share	($ 0.00)	($ 0.01)
Diluted net income (loss) per share	($ 0.00)	($ 0.01)

NOTE 4 - INVENTORY

Inventory at September 30, 2008 and June 30, 2008 consisted of the following:

	September 30, 2008	June 30, 2008

Gears products	$992,977	$574,097
Starters & Alternators	30,246	-
Gearbox products	373,908	612,597
Others	207	206
Total	$1,397,338	$1,186,900

EQUICAP, INC.

Notes to Consolidated Financial Statements
September 30, 2008 and 2007
(Unaudited)

NOTE 5 - ADVANCE PAYMENTS

Advance payments amounted to approximately $5.07 million as of September 30, 2008, which represents a deposit that Zhongchai placed with Zhejiang Xinchai Holdings Co., Ltd. ("Xinchai Holdings"), a corporation in China, to secure Zhongchai's exclusive right to acquire 100% interest of a project from Xinchai Holdings within twelve months starting Oct. 15, 2007. The intended project was located in Hangzhou, Zhejiang Province, China, and was for assembly of advanced diesel engines, engine components and related products. Zhongchai is entitled to a refund of the full deposit amount in case the project is not completed or Zhongchai decides not to pursue the transaction within the twelve-month period. Due to changes in the macro economic conditions and business operations for the proposed project, ZhongChai JV has decided not to pursue the project, and Xinchai Holding has verbally agreed with that decision. Both parties are in the process of preparing a definitive termination agreement to end the transaction and refund the deposit.

NOTE 6- PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2008 and June 30, 2008 consisted of the following:

	September 30, 2008	June 30, 2008

Manufacturing equipment	$8,04,541	$784,658
Office equipment and furniture	47,817	45,537
Vehicles	61,954	61,785
Subtotal	914,312	891,980
Less: Accumulated depreciation	206,544	164,204
	707,768	727,776
Construction in progress	1,906,562	1,783,826

Total	$2,614,330	$2,511,602

Depreciation expense for three months ending September 30, 2008 and 2007 was $41,916 and $18,824, respectively.

NOTE 7 - RENTAL EXPENSE

The Company's U.S. office site is located in the state of California. Rental expense for the three months ended September 30, 2008 and 2007 was $1,240 and $1,250, respectively. The Company’s Chinese operation is located in Hangzhou, China, and the rental expense for the three months ended September 30, and 2007 was $14,603 and $9,912, respectively.

NOTE 8 - MAJOR CUSTOMERS AND SUPPLIERS

The Company had three major customers, BBB/OCA, World Pac-South Brunswick and World Pac, who accounted for approximately 61%, 16% and 16%, respectively of the Company's net revenue of the North America/Auto Parts segment for the three months ended September 30, 2008. For China/Gear segment, two customers, Zhejiang Xinchai Co., Ltd. and Ningbo Ruyi Co., Ltd. accounted for 87% and 8%, respectively, of the net revenue in China, for the three months ended September 30, 2008. These five customers accounted for 17%, 5%, 5%, 62% and 6%, respectively, of the Company’s consolidated revenue for the three months ended September 30, 2008.

EQUICAP, INC.
Notes to Consolidated Financial Statements
September 30, 2008 and 2007
(Unaudited)

NOTE 8 - MAJOR CUSTOMERS AND SUPPLIERS (continued)

The Company had three major vendors, Wuxi Susun, Zhejiang Yongkang Boyu and Ningbo Heyu International Trading Co. who provided approximately 65%, 14%, and 9%, respectively of the Company's purchases of the auto parts segment for the three months ended September 30, 2008. For China/Gear segment, three major suppliers, Zhejiang Yuyang Machinery Co., Ltd., Changzhou No. 2 Gears Co., Ltd., and Xinchang Zhisheng Machinery Co., Ltd., accounted for 41%, 18%, and 7%, respectively of the total purchases, for the three months ended September 30, 2008. These six suppliers accounted for 15%, 3%, 2%, 32%, 14% and 5%, respectively, of the Company’s consolidated purchases for the three months ended September 30, 2008.

NOTE 9- DEFERRED COMPENSATION

As described in Note 12 (“Stock-based compensation”), the Company granted options to employees and warrants to the private placement agent. Following SFAS No. 123R, the Company recognizes expenses on the fair value of the options and warrants. Deferred compensation represents stock-based compensation that will be expensed in future periods based on the vesting time of such options and warrants.

NOTE 10 - SEGMENT REPORTING

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

The accounting policies of the segments are the same as those described in Note 1 Summary of Significant Accounting Policies. Segment operating results evaluate earnings before corporate and unallocated shared expenses, amortization of intangible assets, gain or loss on sale of assets, net interest income, income tax benefits and minority interests. Intersegment and inter-geographic sales, if any, are accounted for on an arm’s length pricing basis. There were no Intersegment sales for the three months ended September 30, 2008 and 2007.

	Three months ended September 30,
Segment revenues	2008	2007
North America/Auto Parts	$339,563	$226,843

China/ Gear	$847,007	$505,764

Corporate and Elimination	$-	$-
Consolidated	$1,186,570	$732,607

	Three months ended September 30,
Segment operating earnings (loss)	2008	2007
North America/Auto Parts	$70, 359	($21,816)

China/ Gear	$86,898	$69,569

Corporate and Elimination	($291,462)	($165,346)
Consolidated	($134,205)	($117,593)

EQUICAP, INC.

Notes to Consolidated Financial Statements
September 30, 2008 and 2007
(Unaudited)

NOTE 10 - SEGMENT REPORTING (continued)

	Three months ended September 30,
Depreciation expense	2008	2007
North America/Auto Parts	$-	$-

China/ Gear	$41,899	$18,824

Corporate and Elimination	$17	$-
Consolidated	$41,916	$18,824

	As of
Segment identifiable assets	September 30, 2008	June 30, 2008
North America/Auto Parts	$537,959	$451,240

China/ Gear	$10,309,476	$10,257,675
Total Segment identifiable assets	$10,847,435	$10,708,915

Goodwill	$3,402,610	$3,393,307

Corporate and Elimination	$414,430	$688,595
Consolidated	$14,664,475	$14,790,817

NOTE 11 - STOCK AUTHORIZATION AND ISSUANCE

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

The Company has a registration payment arrangement with regard to the common stock issued in the private offering. The Company was required to file a registration statement within 45 days of closing and cause the registration statement to become effective on or prior to 150 days after the closing date. The registration statement was filed within the 45 day limit thus fulfilling part of this obligation. In addition, the Company is required to use reasonable commercial efforts to maintain the registration statement’s effectiveness and file additional registration statements in the future, to continue to provide to the stockholders the opportunity to sell the shares of restricted stock that they hold until the registered securities can be sold pursuant to Rule 144.

In the event the Company does not satisfy the registration obligations of the registration rights agreement, (“Registration Default”), which are subject to Rule 144 limitations, the Company shall pay the investors an amount in cash equal to 1% of the aggregate investment amount for each 30-day period of a Registration Default. The maximum penalty that the Company may incur under this registration payment arrangement is 10% of the aggregate investment amount, or $1,200,000. Any payments made are to be prorated for any portion of a 30-day period of a Registration Default.

EQUICAP, INC.

Notes to Consolidated Financial Statements
September 30, 2008 and 2007
(Unaudited)

NOTE 11 - STOCK AUTHORIZATION AND ISSUANCE (continued)

Although the Company has the obligation to register shares of common stock for other persons under the above described registration rights agreement, the Company is not obligated to pay liquidated damages in the event that their shares are not registered or the registration statement is not available for their sale.

NOTE 12 - STOCK-BASED COMPENSATION

As of September 30, 2008, there are outstanding 366,550 options to employees (“Employee Options”) and 422,535 warrants (“Agent Warrants”) to the private placement agent. Both the Employee Options and Agent Warrants vest over three years and have a life of five years. For the three months ended September 30, 2008, the Company recorded approximately $27,197 of stock-based compensation based on the fair value method of SFAS. N0. 123R using the following assumptions: Volatility of 34.94%, risk free interest rate of 4.63%, dividend yield of 0%, and expected life of 5 years. No estimate of forfeitures was made as the Company has a short history of granting options.

The fair value of the options and warrants was determined based on the number of shares granted and the quoted price of the Company’s common stock on the date of grant. The fair value of stock-based compensation was determined using the Black-Scholes model.

NOTE 13 - COMITTMENTS AND CONTINGENCIES

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

If either (i) the earnings per share reported in the Annual Report on Form 10-KSB of Equicap for the fiscal year ending June 30, 2008 is less than $0.343 on a fully diluted basis (as equitably adjusted for any stock splits, stock combinations, stock dividends or similar transactions), (ii) the earnings per share before income tax provision and before minority interest in the Annual Report on Form 10-KSB of the company for the fiscal year ending June 30, 2008, is less than $0.446 on a fully diluted basis (as equitably adjusted for any stock splits, stock combinations, stock dividends or similar transactions), (iii) the after tax net income reported in the Annual Report on Form 10-KSB of the company for the fiscal year ending June 30, 2008, is less than $10,000,000, or (iv) the earnings before income tax provision and before minority interest reported in the Annual Report on Form 10-KSB of the company for the fiscal year ending June 30, 2008, is less than $13,020,000, then 7,098,592 shares of common stock in escrow will be distributed to the investors on a pro rata basis for no additional consideration. Any shares not distributed to the investors will be released to the persons who placed them in escrow. Any make good shares issued to the investors will be subject to the registration rights under the Registration Rights Agreement and the Rule 144 limitations on that obligation.

EQUICAP, INC.

Notes to Consolidated Financial Statements
September 30, 2008 and 2007
(Unaudited)

NOTE 13 - COMMITMENTS AND CONTINGENCIES (continued)

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

NOTE 14 - SUBSEQUENT EVENTS

On November 6, 2008, a group of the investors filed a law suit in federal court in New York against the Company, Usunco Automotive Ltd., Mr. Peter Wang and vFinance Investment, Inc. based on alleged violations of the Securities Exchange Act of 1934 and Rule 10b-5, fraud, fraudulent inducement, professional malpractice and negligent misrepresentation arising out of the private placement closed on March 7, 2007. The action seeks a return of the investment funds of the plaintiffs, payment of interest, restitution and disgorgement of profits and other ill gotten gains, damages for lost opportunity and other consequential damages, without specification of dollar amounts. The plaintiffs have requested that the Company and the other named defendants waive service of the complaint. The Company has engaged counsel and is evaluating the allegations in the complaint. The Company and Mr. Wang deny any wrongdoing and plan to defend the action.

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

In connection with the Share Exchange, vFinance Investments, Inc., for advice in connection with the transaction, was issued 161,633 shares of common stock as compensation. The shares were issued as restricted stock. These shares have registration rights subject to Rule 144 limitations.

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

In connection with the Offering, Equicap granted registration rights to the investors and the holders of the Agent Warrant, and provided for registration rights for certain former principal shareholders of Equicap through piggy-back rights for their respective shares of common stock. Equicap entered into one registration rights agreement with the aforementioned persons. Equicap agreed to register the sale of the 8,450,704 shares of common stock issued to investors in the Offering, the 161,633 shares of common stock issued to vFinance, the 422,535 shares of common stock underlying the Agent Warrant and the 1,161,632 shares held by the former principal shareholders of Equicap. In addition, if certain make good shares are distributed to the investors, Equicap will be obligated to register these shares in addition. If any of the above shares are not eligible for registration because of the rules and regulations of the Securities and Exchange Commission, when they are eligible for registration, Equicap will be obligated to take such action to have them registered for sale by the holder by filing successive registration statements. The initial registration statement for sale of the common shares was filed within the time limit of the registration rights agreement. Equicap had to have the registration statement effective within 150 days of the closing date of the Offering. If these actions are not achieved by those dates then Equicap must pay each of, and only, the investors 1% of the share purchase price paid by such investor for each month thereafter that the investors cannot publicly sell the shares of common stock covered by that registration statement. The same penalties for the failure to file or have declared effective a registration statement within the stated time periods and maintain its effectiveness also apply to the subsequent required registration statements. The maximum penalties under the liquidated damages provision payable to the investors is 10% of the share purchase price paid by the investors in the Offering. The above timing and number of shares are subject to various conditions, and the registration statements are subject to the rules and regulations of the SEC and the staff interpretations thereof. The registration statements required for the investors and vFinance under the registration rights agreement must be kept effective until all the shares of these parties are sold or may be sold without limitation under Rule 144. Equicap did not meet the effectiveness deadline for the initial registration statement and paid $32,000 to the investors under the liquidated damages provision.

The former principal shareholders of Equicap who have piggy-back rights also have a demand registration right after all the shares of the investors and vFinance have either been sold or may be sold without limitation under Rule 144. The company is obliged to keep this registration statement effective until all the shares have been sold or are eligible for sale under Rule 144.

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

Results of Operations

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Revenue

Revenue increased by $453,963 or 62% to $1,186,570 for the three months ended September 30, 2008 compared with $732,607 for the three months ended September 30, 2007. Revenue for the three months ended September 30, 2008, consists of sales of automotive parts in North America and sales of gears and gearboxes in China, for $339,563 and $847,007, respectively. Sales revenue for the three months ended September 30, 2007 were generated from distribution of starters and alternators in North America and sales of diesel engines and gears in China, for $226,843 and $505,764, respectively.

Cost of Sales and Gross Margin

Cost of sales was $852,087 for the three months ended September 30, 2008, increasing by $263,649 or 45%, from $588,438 for the three months ended September 30, 2007. The gross margin was approximately 28% for the three months ended September 30, 2008, compared to approximately 20% for the three months ended September 30, 2007. For the North America/Auto Parts segment, improvement in gross margin was mainly attributed to the Company’s strategy to focus on larger, high margin customers, to add some new products with higher profitability, and to drop some low margin business. For the China/Gears segment, improvement in gross margin was mainly attributed to the Company’s achievement of a larger economy of scale, and the ability to pass the effects of rising material prices onto down stream customers.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consisted primarily of labor costs and overhead costs for sales, marketing, finance, legal, human resources and general management. Such costs also include the expenses recognized for stock-based compensation pursuant to FAS 123(R).

SG&A expenses increased by $206,926 to $468,688 in the three months ended September 30, 2008, from $261,762 in three months ended September 30, 2007. SG&A increased comparatively for the current period over the same period in the prior fiscal year as a results of the increased costs related to being a public company, including professional services related to auditing, legal and other services, costs associated with additional recruitments and operating expenses for expanded business size in China, and non-cash expenses amounting to $27,197 recognized for stock based compensation related to stock options and warrants granted in the period pursuant to SFAS 123(R).

Net Loss

Net loss reached $130,538 in three months ended September 30, 2008, compared with net loss of $137,741 in the three months ended September 30, 2007. The net loss was mainly attributed to the increase in general and administrative expenses, comprised of costs related to being a public company including professional services related to auditing, legal and other services, operating expenses in China, and non-cash expenses recognized for stock based compensation related to stock options and warrants granted in the period pursuant to SFAS 123(R), partially offset by the net interest income amounting to $2,713, and net other income of $31,439 mainly resulting from local government’s subsidies and VAT refund to ZhongChai JV and its wholly owned subsidiary, Shengte, to incentize their equipment purchase and technology innovation that comply with government’s industry policies.

Liquidity and Capital Resources

As of September 30, 2008, Equicap had current assets equal to $8,450,545 which primarily were comprised of cash and cash equivalents of $816,793, inventory of $1,397,338 and net trade receivables and other receivables of $900,891 and advance payments of $5,068,769. The advance payments represented a deposit that the ZhongChai JV placed to secure the exclusive right to acquire 100% interest of a project, and the ZhongChai JV is entitled to refund of the full deposit amount in case the project is not completed or Zhongchai JV decides not to pursue the transaction within the twelve-month period ending October 17, 2008. Equicap’s current liabilities as of September 30, 2008 were $1,321,960, which primarily were comprised of trade accounts payable, accrued expenses, taxes payable and other payables. At September 30, 2008, Equicap had working capital of $7,128,585. Equicap believes that it has sufficient operating capital for its current operations.

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

From time to time since the Share Exchange, some of the private placement investors have sought to end their investment in the company. There have been discussions with the investors about proposals in which the company might buy back the investors’ shares of common stock. The company and those investors have not concluded any definitive arrangements or any written agreements about any aspect of the foregoing discussions or considerations. Any transaction would have to be reviewed by the company and the investors’ legal counsels, would depend on the board’s decision on the use of the company assets for such a transaction, and would be subject to proper notice, documentation, shareholder approval in certain circumstances and compliance with securities and other law, depending on the nature of the transaction.

On November 6, 2008, nine of the investors in the private placement conducted by the company in March - April 2007 filed a law suit in federal court in New York against the company, Usunco Automotive Ltd., Mr. Wang and vFinance Investment, Inc. based on alleged violations of the Securities Exchange Act of 1934 and Rule 10b-5, fraud, fraudulent inducement, professional malpractice and negligent misrepresentation arising out of the private placement in March - April 2007. The action seeks a return of the investment funds of the plaintiffs, payment of interest, restitution and disgorgement of profits and other ill gotten gains, damages for lost opportunity and other consequential damages, without specification of dollar amounts. The plaintiff investors are some of the entities with which the company had discussions about structuring a repurchase of shares. The plaintiffs have requested that the company and the other named defendants waive service of the complaint. The company has engaged counsel and is evaluating the allegations in the complaint. The company and Mr. Wang deny any wrongdoing and plan to defend the action.

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

Goodwill and Other Intangible Assets

Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Goodwill and intangible assets deemed to have indefinite lives are not amortized. All other intangible assets are amortized over their estimated useful lives. Goodwill and indefinite-lived intangible assets are subject to annual impairment testing using the guidance and criteria described in Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets”. This testing compares carrying values to fair values and, when appropriate, the carrying value of these assets is reduced to fair value. As of September 30, 2008, the Company concluded that there were no impairments on goodwill or indefinite-lived intangibles.

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

Advertising Costs

The Company expenses the cost of advertising as incurred. Advertising costs for the quarters ended September 30, 2008 and 2007 were insignificant.

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

Income Taxes

Deferred income taxes are computed using the asset and liability method, such that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between financial reporting amounts and the tax basis of existing assets and liabilities based on currently enacted tax laws and tax rates in effect in the United States of America for the periods in which the differences are expected to reverse. Income tax expense is the tax payable for the period plus the change during the period in deferred income taxes. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. No differences were noted between the book and tax bases of the Company’s assets and liabilities, respectively. Therefore, there are no deferred tax assets or liabilities for the quarter ended September 30, 2008. For the China/Gear segment, the Zhongchai JV is located in the PRC, and is therefore subject to central government and provincial and local income taxes within the PRC at the applicable tax rate on the taxable income as reported in the PRC statutory financial statements in accordance with relevant income tax laws. The standard corporate income tax rate is 25% from January 1, 2008, when China’s new tax law became effective, decreased from 33%.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from those estimates.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The information is not required for smaller reporting companies.

Item 4T.	Controls and Procedures.

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

On November 6, 2008, nine of the investors in the private placement conducted by the company in March - April 2007 filed a law suit in federal court in New York against the company, Usunco Automotive Ltd., Mr. Wang and vFinance Investment, Inc.. The case name is The Pinnacle Fund, L.P., Pinnacle China Fund. L.P., Atlas Capital Master Fund, L.P., Atlas Capital (Q.P.), L.P., Westpark Capital, L.P., Sandor Capital Master Fund L.P., Vision Opportunity Master Fund, Ltd., Heller Family Foundation, Jayhawk Private Equity Co-Invest Fund, L.P., and Jayhawk Private Equity Fund, L.P., Plaintiffs v. Equicap Inc., Usunco Automotive Ltd., vFinance Investment, Inc., and Peter Wang, Defendants, United States District Court, Southern District of New York, 08CIV 9008. The allegations asserted are based on alleged violations of the Securities Exchange Act of 1934 and Rule 10b-5, fraud, fraudulent inducement, professional malpractice and negligent misrepresentation arising out of the private placement in March - April 2007. The action seeks a return of the investment funds of the plaintiffs, payment of interest, restitution and disgorgement of profits and other ill gotten gains, damages for lost opportunity and other consequential damages. The plaintiffs have requested that the company and the other named defendants waive service of the complaint. The company has engaged counsel and is evaluating the allegations in the complaint. The company and Mr. Wang deny any wrongdoing and plan to defend the action.

Item 1A.	Risk Factors.

Not applicable to smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit	Description

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

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

Date: November 10, 2008	EQUICAP, INC.

By: /s/ Jason Lu Name: Jason Lu Title: Chief Executive Officer

By: /s/ David Ming He Name: David Ming He Title: Chief Financial Officer