Form 10-Q
period 2008-12-31
EQUICAP INC
filed 2009-02-13
CIK 1006840

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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
Large accelerated filer ☐ Accelerated Filer ☐ Non accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 28,169,013 shares of common stock, par value $.001 per share, outstanding as of February 11, 2009.

EQUICAP, INC.

- INDEX -

FORWARD-LOOKING STATEMENTS

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.
EQUICAP, INC.
Consolidated Balance Sheets

	December 31,	June 30,
	2008	2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,899,250	$956,973
Accounts receivable, net of allowance for doubtful accounts of $114,952 and $29,747 at December 31, 2008 and June 30, 2008, respectively	700,015	807,484
Inventory	1,337,172	1,186,900
Other receivables, net	54,640	141,496
Advance payments	1,729,005	5,059,154
Prepaid expenses	64,250	212,405
Notes receivable	279,331	294,686

Total current assets:	8,063,663	8,659,098

Property and equipment, net:	2,707,288	2,511,602

Goodwill:	3,411,913	3,393,307

Other assets:
Intangible assets, net	2,063	2,586
Deferred compensation	118,001	172,395
Deferred expenses	52,289	51,829

Total other assets:	172,353	226,810

Total assets:	$14,355,217	$14,790,817

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable and accrued expenses	$762,212	$851,284
Taxes payable	1,450	946
Other payables	580,253	530,381

Total current liabilities:	1,343,915	1,382,611

Minority interest:	2,744,219	2,706,313

Total liabilities:	4,088,134	4,088,924

Commitments and contingencies:

Stockholders’ equity:
Common stock, $.001 par value, 500,000,000 shares authorized, 28,169,013 shares issued and outstanding	28,169	28,169
Stock subscription receivable	(29,900)	(32,400)
Additional paid-in capital	16,516,901	16,516,901
Accumulated deficit	(7,680,844)	(7,183,605)
Accumulated other comprehensive income	1,432,757	1,372,828

Total stockholders’ equity:	10,267,083	10,701,893

Total liabilities and stockholders' equity:	$14,355,217	$14,790,817

EQUICAP, INC.
Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	For Three Months Ended		For Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007

Revenue:	$820,527	$741,978	$2,007,097	$1,474,586

Cost of sales:	693,897	554,172	1,545,984	1,142,610

Gross profit:	126,630	187,806	461,113	331,976

Operating expenses:
Selling, general and administrative	513,528	574,205	982,216	835,967

Loss from operations:	(386,898)	(386,399)	(521,103)	(503,991)

Other income (expense):
Interest income	3,006	46,640	5,719	78,776
Interest expense	(191)	(741)	(191)	(741)
Other income (expense), net	17,720	2,160	49,159	(28,992)
Total other income (expense):	20,535	48,059	54,687	49,043

Loss before provision for income tax:	(366,363)	(338,340)	(466,416)	(454,948)

Provision for income tax:	383	-	1,171	-

Net loss before minority interest:	(366,746)	(338,340)	(467,587)	(454,948)

Minority interest:	(45)	18,434	29,652	39,567

Net loss:	(366,701)	(356,774)	(497,239)	(494,515)

Other comprehensive income:
Foreign currency translation adjustment	34,273	307,714	59,929	478,682

Comprehensive income (loss):	$(332,428)	$(49,060)	$(437,310)	$(15,833)

Loss per common share:
Basic	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average shares of common stock:
Basic	28,169,013	28,169,013	28,169,013	28,169,013
Diluted	28,169,013	28,169,013	28,169,013	28,169,013

EQUICAP, INC.
Consolidated Statements of Cash Flows

(Unaudited)

	For Six Months Ended
	December 31,
	2008		2007

Cash flows from operating activities:
Net loss	$	(497,239)	$	(494,515)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share-based compensation		54,394		54,394
Minority interest		29,652		39,567
Depreciation and amortization		88,988		32,987
Bad debt expense		86,071		215,863
Non-cash payments of rent		2,500		2,500
Changes in assets and liabilities:
Accounts receivable		25,095		322,246
Inventory		(143,498)		(378,340)
Other receivables		86,591		3,543,016
Advance payments		3,351,709		(3,757,688)
Prepaid expenses		148,175		(68,257)
Notes receivable		16,939		(107,323)
Deferred expenses		(176)		3,288
Accounts payable and accrued expenses		(93,054)		244,100
Taxes payable		502		(2,701)
Other payables		47,289		(389,414)

Total adjustments:		3,701,177		(245,762)

Net cash provided by (used in) operating activities:		3,203,938		(740,277)

Cash flows from investing activities:
Additions to property, plant and equipment		(249,141)		(1,532,663)
Additions to construction in progress		(20,891)		(409,185)
Acquisition of Shengte, net of cash from Shengte		-		(3,495,463)

Net cash used in investing activities:		(270,032)		(5,437,311)

Effect of foreign currency conversion on cash:		8,371		167,941

Net increase (decrease) in cash and cash equivalents:		2,942,277		(6,009,647)

Cash and cash equivalents – beginning:		956,973		7,848,812

Cash and cash equivalents – ending:		$3,899,250		$1,839,165

Supplemental information:

Cash paid for income taxes:		$-		$-

Cash paid for interest:		$191		$741

EQUICAP, INC.

Notes to Consolidated Financial Statements
December 31, 2008 and 2007
(Unaudited)

NOTE 1 – Organization and Description of Business

Equicap, Inc. (“the Company”), a Nevada corporation, is a manufacturer and distributor of gears and gearboxes, and a distributor of automotive parts and components, such as, starters and alternators, which are marketed and sold to customers primarily located in China and North America.

On July 6, 2007, the Board of Directors of Zhejiang Zhongchai Machinery Co., Ltd. (“Zhongchai”), the China based and 75% owned subsidiary of the Company approved and finalized a Share Purchase Agreement (“Share Purchase Agreement”) with Xinchang Keyi Machinery Co., Ltd. (“Keyi”), a corporation incorporated in the People’s Republic of China. Pursuant to the Share Purchase Agreement, Zhongchai purchased all the outstanding equity of Zhejiang Shengte Transmission Co., Ltd. (“Shengte”) from Keyi, the sole owner of Shengte, for approximately $3.7 million.

On March 7, 2007, the Company and Usunco Automotive, Ltd. (“Usunco”) entered into a Share Exchange Agreement (“Exchange Agreement”) which was consummated on March 9, 2007. Under the terms of the Exchange Agreement, the Company acquired all of the outstanding equity securities of Usunco in exchange for 18,323,944 shares of the Company’s common stock.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s Consolidated Financial Statements include the accounts of its direct wholly-owned subsidiaries and of its indirect proportionate share of subsidiaries owned by the wholly-owned subsidiaries. All intercompany balances and transactions are eliminated in consolidation. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) applicable to interim financial information and with the requirements of Form 10-Q and Regulation S-X of the Securities and Exchange Commission applicable to smaller reporting companies. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included.

Goodwill and Other Intangible Assets

Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Goodwill and intangible assets deemed to have indefinite lives are not amortized. All other intangible assets are amortized over their estimated useful lives. Goodwill and indefinite-lived intangible assets are subject to annual impairment testing using the guidance and criteria described in Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets”. This testing compares carrying values to fair values and, when appropriate, the carrying value of these assets is reduced to fair value. As of December 31, 2008, the Company concluded that there were no impairments on goodwill or indefinite-lived intangibles.

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

	Three Months Ended December 31		Six Months Ended December 31
	2008	2007	2008	2007

Net loss	$(366,701)	$(356,774)	$(497,239)	$(494,515)

Weighted average common shares (denominator for basic income per share)	28,169,013	28,169,013	28,169,013	28,169,013

Effect of dilutive securities:	-	-	-	-

Weighted average common shares (denominator for diluted income per share)	28,169,013	28,169,013	28,169,013	28,169,013

Basic net income (loss) per share	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Diluted net income (loss) per share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

NOTE 4 – INVENTORY

Inventory at December 31, 2008 and June 30, 2008 consisted of the following:

	December 31,	June 30,
	2008	2008

Gears products	$630,888	$574,097
Gearbox products	706,076	612,597
Other	208	206
Total	$1,337,172	$1,186,900

NOTE 5 – ADVANCE PAYMENTS

Advance payments amounted to approximately $1.7 million as of December 31, 2008, of which approximately $1.5 million represents a deposit that Zhongchai placed with Zhejiang Xinchai Holdings Co., Ltd. ("Xinchai Holdings"), a corporation in China, to secure Zhongchai's exclusive right to acquire 100% interest of a project from Xinchai Holdings within twelve months starting Oct. 15, 2007. The intended project was located in Hangzhou, Zhejiang Province, China, and was for assembly of advanced diesel engines, engine components and related products. Zhongchai is entitled to a refund of the full deposit amount in case the project is not completed or Zhongchai decides not to pursue the transaction within the twelve-month period. Due to changes in the macro economic conditions and business operations for the proposed project, Zhongchai has decided not to pursue the project, and Xinchai Holding has agreed with that decision.  Zhongchai has been refunded approximately $3.4 million out of the total $5 million advance payment and the balance is under governmental approval procedures to unwind the project.

NOTE 6– PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2008 and June 30, 2008 consisted of the following:

	December 31,	June 30,
	2008	2008

Manufacturing equipment	$1,035,593	$784,658
Office equipment and furniture	48,753	45,537
Vehicles	62,124	61,785
Subtotal	1,146,470	891,980
Less: Accumulated depreciation	253,718	164,204
	892,752	727,776
Construction in progress	1,814,536	1,783,826

Total	$2,707,288	$2,511,602

Depreciation expense for three months ended December 31, 2008 and 2007 was $46,535 and $14,164, and for six months ended December 31, 2008 and 2007 was $88,451 and $32,987, respectively.

The Company is constructing a new facility scheduled to be placed in service during 2009, at which time depreciation will commence. As of December 31, 2008, the Company incurred and capitalized in Construction in Progress $1,814,536.

NOTE 7 – RENTAL EXPENSE

The Company's U.S. office site is located in the state of California. Rental expense for the three months ended December 31, 2008 and 2007 was $1,260 and $1,250, and for the six months ended December 31, 2008 and 2007 was $2,500 and $2,500, respectively. The Company’s Chinese operation is located in Hangzhou, China, and the rental expense for the three months ended December 31, 2008 and 2007 was $27,753 and $11,323, and for the six months ended December 31, 2008 and 2007 was $42,356 and $21,235, respectively.

NOTE 8 – MAJOR CUSTOMERS AND SUPPLIERS

For the auto parts segment, two major customers, BBB-OCA, and World Pac, accounted for 88% and 8%, respectively, of the net revenue of auto parts in North America for the three months ended December 31, 2008. For the gear segment, two customers, Zhejiang Xinchai Co., Ltd. and Ningbo Ruyi Co., Ltd. accounted for 81% and 12%, respectively, of the net revenue in China, for the three months ended December 31, 2008. These four customers accounted for 31%, 3%, 53% and 8%, respectively, of the Company’s consolidated revenue for the three months ended December 31, 2008. For the six months ended December 31, 2008, two major customers, BBB-OCA, and World Pac, accounted for approximately 73% and 12% of the net revenue of auto parts in North America; and for the gear segment, two customers, Zhejiang Xinchai Co., Ltd. and Ningbo Ruyi Co., Ltd., accounted for 85% and 9%, respectively, of the net revenue in China. These four customers accounted for 23%, 4%, 58% and 7%, respectively, of the Company’s consolidated revenue for the six months ended December 31, 2008.

For the auto parts segment, three major suppliers, Wuxi Susun Autoparts Co., Ltd., Zhejiang Boyu Industrial Co., LTD, and Dimerco accounted for 48%, 37% and 6%, respectively, of the Company's purchases of the auto parts in North America for the three months ended December 31, 2008. For the gear segment, five major suppliers, Zhejiang Yuyang Machinery Co., Ltd., Changzhou No. 2 Gears Co., Ltd., Xinchang Zhisheng Machinery Co., Ltd., Hangzhou Gaorui Co., Ltd and Xinchang Jingrui Machinery Co., Ltd., accounted for approximately 25%, 17%, 8%, 5%, and 4%, of the total purchases in China for the three months ended December 31, 2008. These eight suppliers accounted for 20%, 16%, 2%, 14%, 10%, 5%, 3% and 2%, respectively, of the Company’s consolidated purchases for the three months ended December 31, 2008. For the six months ended December 31, 2008, three major suppliers, Wuxi Susun Autoparts Co., Ltd., Zhejiang Boyu Industrial Co., LTD, and Dimerco accounted for approximately 55%, 27% and 6%, respectively of the Company's purchases of the auto parts in North America; and five major suppliers, Zhejiang Yuyang Machinery Co., Ltd., Changzhou No. 2 Gears Co., Ltd., Xinchang Zhisheng Machinery Co., Ltd., Xingchang Liyuan Foundry Co., Ltd and Hangzhou Gaorui Co., Ltd  accounted for approximately 36%, 18%, 7%, 6% and 3%, of the total purchases in China. These eight suppliers accounted for 17%, 8%, 2%, 25%, 12%, 5%, 4% and 2%, respectively, of the Company’s consolidated purchases for the six months ended December 31, 2008.

NOTE 9– DEFERRED COMPENSATION

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

NOTE 10 – SEGMENT REPORTING

The Company’s reporting segments have been determined based on the geographic location of their operations and the nature of the products offered to customers. The North America/Auto Parts Segment, represented by the 100% owned subsidiary of IBC Automotive Products, Inc., headquartered in California, USA, focuses on sourcing automotive parts and products from China and distributing them in North America and other regions. The China/Gear Segment, represented by the 75% owned subsidiary Zhejiang ZhongChai Machinery Co., Ltd., headquartered in Hangzhou, China, currently focuses on manufacturing and distribution of gears and gearboxes, for the industrial equipment markets in China.

The accounting policies of the segments are the same as those described in Note 2 (Summary of Significant Accounting Policies). Segment operating results include earnings before corporate and unallocated shared expenses, amortization of intangible assets, gain or loss on sale of assets, net interest income, income tax benefits and minority interests. Intersegment and intergeographic sales, if any, are accounted for on an arm’s length pricing basis. There were no intersegment sales for the six months ended December 31, 2008 and 2007.

	Three months ended December 31,		Six months ended December 31,
Segment revenues	2008	2007	2008	2007
North America/Auto Parts	$288,470	$192,584	$628,033	$419,427

China/ Gear	$532,057	$549,394	$1,379,064	$1,055,159

Corporate and Elimination	$-	$-		$-
Consolidated	$820,527	$741,978	$2,007,097	$1,474,586

Segment operating	Three months ended December 31,		Six months ended December 31,
earnings (loss)	2008	2007	2008	2007
North America/Auto Parts	$(152,079)	$(225,247)	$(81,720)	$(247,064)

China/ Gear	$(19,582)	$34,812	$67,316	$104,382

Corporate and Elimination	$(215,237)	$(195,964)	$(506,699)	$(361,309)
Consolidated	$(386,898)	$(386,399)	$(521,103)	$(503,991)

	Three months ended December 31,		Six months ended December 31,
Depreciation expense	2008	2007	2008	2007
North America/Auto Parts	$59	$-	$76	$-

China/ Gear	$46,476	$14,164	$88,375	$32,987

Corporate and Elimination	$-	$-	$-	$-
Consolidated	$46,535	$14,164	$88,451	$32,987

	As of
Segment identifiable assets	December 31, 2008	June 30, 2008
North America/Auto Parts	$379,702	$451,240

China/ Gear	$10,349,771	$10,257,675
Total Segment identifiable assets	$10,729,473	$10,708,915

Goodwill	$3,411,913	$3,393,307

Corporate and Elimination	$213,831	$688,595
Consolidated	$14,355,217	$14,790,817

NOTE 11 – STOCK AUTHORIZATION AND ISSUANCE

On March 9, 2007, the Company completed the sale of an aggregate of 8,450,704 shares of its common stock to a limited number of institutional investors in a private placement transaction pursuant to offering exemptions under the Securities Act of 1933. The shares, which represent approximately 30% of the outstanding common stock on an after-issued basis, were sold at a price of $1.42 per share, for net proceeds of approximately $10 million. The net proceeds from this transaction have been used for general working capital purposes.

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

NOTE 12 – STOCK-BASED COMPENSATION

As of December 31, 2008, there are outstanding 366,550 options to employees (“Employee Options”) and 422,535 warrants (“Agent Warrants”) to the private placement agent. Both the Employee Options and Agent Warrants vest over three years and have a life of five years. For the three and six months ended December 31, 2008, the Company recorded approximately $27,197 and $54,394, respectively, of stock-based compensation based on the fair value method of SFAS. N0. 123R using the following assumptions: Volatility of 34.94%, risk free interest rate of 4.63%, dividend yield of 0%, and expected life of 5 years.  No estimate of forfeitures was made as the Company has a short history of granting options.

The fair value of the options and warrants was determined based on the number of shares granted and the quoted price of the Company’s common stock on the date of grant.  The fair value of stock-based compensation was determined using the Black-Scholes model.

NOTE 13 – COMITTMENTS AND CONTINGENCIES

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

NOTE 14 – LEGAL PROCEEDING

On November 6, 2008, a group of the investors filed a law suit in federal court in New York against the Company, Usunco Automotive Ltd., Mr. Peter Wang and vFinance Investment, Inc. based on alleged violations of the Securities Exchange Act of 1934 and Rule 10b-5, fraud, fraudulent inducement, professional malpractice and negligent misrepresentation arising out of the private placement closed on March 7, 2007. The action seeks a return of the investment funds of the plaintiffs, payment of interest, restitution and disgorgement of profits and other ill gotten gains, damages for lost opportunity and other consequential damages, without specification of dollar amounts. The plaintiffs have requested that the Company and the other named defendants waive service of the complaint.  The Company and Mr. Wang have filed a motion to dismiss the action, which is now under consideration by the court. The Company and Mr. Wang deny any wrongdoing and plan to defend the action.

NOTE 15 – SUBSEQUENT EVENTS

None.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations or Plan of Operations.

Equicap, Inc. (“Equicap”) does business through its subsidiary, Usunco Automotive Limited (“Usunco”), which in turn operates through IBC Automotive Products, Inc. (“IBC”), its wholly-owned subsidiary established under the laws of the State of California (the “North America/Auto Parts Segment”), and through Zhejiang ZhongChai Machinery Co., Ltd. (the “ZhongChai JV”), a 75%-owned joint venture established under the laws of the People’s Republic of China (the “PRC” or “China”), and Zhejiang Shengte Transmission Co., Ltd. (“Shengte”) a company established under the laws of the PRC and wholly owned by ZhongChai JV (the “China/Gear Segment”).  Through its operating subsidiaries, Equicap is engaged in the distribution of automotive parts primarily in North America, and manufacturing and sale of gears and gearboxes in China.

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

For advice in connection with the Share Exchange, vFinance Investments, Inc., was issued 161,633 shares of common stock as compensation.  The shares were issued as restricted stock.  These shares have registration rights subject to Rule 144 limitations.

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

Private Placement Offering

As a condition to the Share Exchange, Equicap conducted a private placement of its common stock to accredited, institutional investors in which Equicap raised gross proceeds of $12 million (“Offering”) from 11 investors under an exemption from registration under Section 4(2) of the Securities Act of 1933.  After commissions and expenses related to the Offering and the $450,000 advisory fee payable to Fountainhead, Equicap received net proceeds of approximately $10,000,000 in the Offering.  The investors were issued an aggregate of 8,450,704 shares of common stock, representing approximately 30% of the issued and outstanding common stock of Equicap. The price per share of common stock was $1.42.

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

Effects of Global Economic Crises

The global economic issues that are limiting capital and otherwise affecting the economies of North America and Europe may have an effect on the Company and its business plan.  As long as there is this dislocation in the global economy, the portion of the automotive industry in which the Company operates will be subject to its stresses which may reduce the demand for the Company’s products in North America. Such dislocation may also require the Company to focus more marketing and business attention on its markets in China.  Although the Chinese economy is still considered to be growing, albeit at slower rates than before, there is no assurance that its economy and the engine market in which the Company operates will not experience slowdown or other dislocation.  Furthermore, new capital may be limited or unobtainable, or if obtainable at prices and terms that will not be acceptable to the Company or permit the Company to implement its business plan and be profitable.  Therefore, investors must evaluate an investment in the Company and its success in light of the larger global economy, the Chinese and North American markets for its products and the impact it will have on the Company’s ability to implement its business plan, and ultimately the Company’s ability to survive the economic dislocations that have occurred and are continuing to occur.

Results of Operations

Three Months Ended December 31, 2008 Compared to Three Months Ended December 31, 2007

Revenue

Revenue increased by $78,549 or 11% to $820,527 for the three months ended December 31, 2008 compared with $741,978 for the three months ended December 31, 2007. Revenue for the three months ended December 31, 2008, consisted of sales of automotive parts in North America (North America/Auto Parts segment) and sales of gears and gearboxes in China (China/Gear segment), for $288,470 and $532,057, respectively. Sales revenue for the three months ended December 31, 2007 consisted of $192,584 for North America/Auto Parts segment, and $549,394 for China/Gear segment, respectively.

Cost of Sales and Gross Margin

Cost of sales was $693,897 for the three months ended December 31, 2008, increasing by $139,725 or 25%, from $554,172 for the three months ended December 31, 2007. The gross margin was approximately 15% for the three months ended December 31, 2008, compared to approximately 25% for the three months ended December 31, 2007. For the North America/Auto Parts segment, deterioration in gross margin was mainly attributed to its small customer base and strong competition; for the China/Gears segment, gross margin remained at same level in the two comparing periods.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consisted primarily of labor costs and overhead costs for sales, marketing, finance, legal, human resources and general management. Such costs also include the expenses recognized for stock-based compensation pursuant to FAS 123(R).

SG&A expenses decreased by $60,677 or 11% to $513,528 in the three months ended December 31, 2008, from $574,205 in three months ended December 31, 2007. SG&A decreased for the current period compared with the same period in the prior fiscal year primarily because in the three months ended December 31, 2007, there was a one-time, special provision of bad debt allowance for $215,103 owing to management’s expectation of non-collection of amounts due from one particular customer of North America/Auto Parts segment.

Net Loss

Net loss reached $366,701 in three months ended December 31, 2008, compared with net loss of $356,774 in the three months ended December 31, 2007. The net loss was mainly attributed to the costs related to being a public company including professional services related to auditing, legal and other services, and non-cash expenses recognized for provision of bad debt allowance and for stock based compensation related to stock options and warrants granted in the period pursuant to SFAS 123(R), partially offset by the net interest income and net other income of $20,535.

Six Months Ended December 31, 2008 Compared to Six Months Ended December 31, 2007

Revenue

Revenue increased by $532,511 or 36% to $2,007,097 for the six months ended December 31, 2008 compared with $1,474,586 for the six months ended December 31, 2007. Revenue for the six months ended December 31, 2008, consisted of sales of automotive parts in North America (North America/Auto Parts segment) and sales of gears and gearboxes in China (China/Gear segment), for $628,033 and $1,379,064, respectively. Sales revenue for the six months ended December 31, 2007 consisted of $419,427 for North America/Auto Parts segment, and $1,055,159 for China/Gear segment, respectively.

Cost of Sales and Gross Margin

Cost of sales was $1,545,984 for the six months ended December 31, 2008, increasing by $403,374 or 35%, from $1,142,610 for the six months ended December 31, 2007. The gross margin was approximately 23% for the six months ended December 31, 2008, at approximately same level as that in the six months ended December 31, 2007. For the North America/Auto Parts segment, deterioration in gross margin was mainly attributed to its small customer base and strong competition particularly in the second quarter; for the China/Gears segment, improvement in gross margin was mainly attributed to the Company’s achievement of a larger economy of scale, and the ability to pass the effects of rising material prices onto down stream customers.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consisted primarily of labor costs and overhead costs for sales, marketing, finance, legal, human resources and general management. Such costs also include the expenses recognized for stock-based compensation pursuant to FAS 123(R).

SG&A expenses increased by $146,249 to $982,216 in the six months ended December 31, 2008, from $835,967 in six months ended December 31, 2007. SG&A increased comparatively for the current period over the same period in the prior fiscal year as a results of the increased costs related to being a public company, including professional services related to auditing, legal and other services, costs associated with additional recruitments and operating expenses for expanded business size in China, and non-cash expenses amounting to $54,394 recognized for stock based compensation related to stock options and warrants granted in the period pursuant to SFAS 123(R).

Net Loss

Net loss reached $497,239 in six months ended December 31, 2008, compared with net loss of $494,515 in the six months ended December 31, 2007. The net loss was mainly attributed to the costs related to being a public company including professional services related to auditing, legal and other services, operating expenses in China, and non-cash expenses recognized for stock based compensation related to stock options and warrants granted in the period pursuant to SFAS 123(R), partially offset by the net interest income and net other income of $54,687.

Liquidity and Capital Resources

As of December 31, 2008, Equicap had current assets equal to $8,063,663 which primarily were comprised of cash and cash equivalents of $3,899,250, inventory of $1,337,172 and net trade receivables and other receivables of $754,655, and advance payments of $1,729,005.  The advance payments represented a deposit that the ZhongChai JV placed to secure the exclusive right to acquire 100% interest of a project, and the ZhongChai JV is entitled to refund of the full deposit amount in case the project is not completed or ZhongChai JV decides not to pursue the transaction within the twelve-month period ending October 17, 2008.  As of December 31, 2008, ZhongChai JV has received refund of approximately $3.4 million and the balance is under governmental approval procedures. Equicap’s current liabilities as of December 31, 2008 were $1,343,915, which primarily were comprised of trade accounts payable, accrued expenses, and other payables. At December 31, 2008, Equicap had working capital of $6,719,748.  Equicap believes that it has sufficient operating capital for its current operations.

Equicap has funded its operations from income generated by its IBC subsidiary and by its PRC subsidiaries. The Company’s principal equity funding was a private placement in March 2007, in which Equicap sold 8,450,704 shares at an aggregate offering price of $12,000,000.  After related expenses, Equicap had net proceeds of approximately $10,000,000.  The net proceeds of the private placement are being used by Equicap and its various subsidiaries principally for manufacturing, market expansion, product development, product acquisition and working capital and general corporate purposes.

Equicap used $8,000,000 of the proceeds from the March 2007 offering to fund the capital of ZhongChai JV.  These funds are available as working capital of the joint venture.  The joint venture partner contributed $2,600,000 of working capital simultaneously with the contribution by Equicap.

During the first quarter of fiscal year 2008, Equicap used approximately $3,700,000 of its cash assets to acquire Shengte as a wholly-owned subsidiary of ZhongChai JV.  The cash assets used for this acquisition were those forming a part of the working capital contributed to ZhongChai JV.  Shengte is a manufacturer and distributor of gears mainly used in engines and gearboxes, and gearboxes (transmissions) which are primarily used in industrial equipment such as forklift trucks. We expect that future cash flows generated from the operation of gear and gearbox business will be sufficient to cover Equicap’s China/Gear Segment’s working capital requirements.

Also during the first quarter of fiscal year 2008, Equicap did not have the registration statement declared effective within the time period specified in the registration rights agreement for the March 2007 offering.  As a result Equicap was obligated to pay the liquidated damage amount provided in the agreement to the investors which was an aggregate of $32,000.

As Equicap expands its operations and considers additional acquisitions of private companies, divisions or product lines, it may require additional capital for its business development and operations.  Equicap does not have any specific sources of capital at this time, however, it believes that it will be able to find additional funding for its capitalization needs.  Such capital may be in the form of either debt or equity or a combination thereof.  To the extent that financing is in the form of debt, it is anticipated that the terms will include various restrictive covenants, affirmative covenants and credit enhancements such as guarantees or security interests.  The terms of any proposed financing may not be acceptable to Equicap.  There is no assurance that funding will be identified or accepted by Equicap or, that if offered, it will be concluded.

From time to time since the Share Exchange, some of the private placement investors have sought to end their investment in the Company.  There have been discussions with these investors about proposals in which the Company might buy back the investors’ shares of common stock.  The Company and those investors have not concluded any definitive arrangements or any written agreements about any aspect of the foregoing discussions or considerations.  Any transaction would have to be reviewed by the Company and the investors’ legal counsels, would depend on the Board’s decision on the use of the Company’s assets for such a transaction, and would be subject to proper notice, documentation, shareholder approval in certain circumstances and compliance with securities and other laws, depending on the nature of the transaction.  On November 6, 2008, nine of the investors filed a law suit against the Company, Mr. Wang and vFinance Investments, Inc. which in part seeks a return of their investment funds and other sums.  For a further discussion of this legal action, see “Part II- Other Information, Item 1. Legal Proceedings.”

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

Goodwill and Other Intangible Assets

Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Goodwill and intangible assets deemed to have indefinite lives are not amortized. All other intangible assets are amortized over their estimated useful lives. Goodwill and indefinite-lived intangible assets are subject to annual impairment testing using the guidance and criteria described in Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets”. This testing compares carrying values to fair values and, when appropriate, the carrying value of these assets is reduced to fair value. As of December 31, 2008, the Company concluded that there were no impairments on goodwill or indefinite-lived intangibles.

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

Advertising Costs

The Company expenses the cost of advertising as incurred.  Advertising costs for the quarters ended December 31, 2008 and 2007 were insignificant.

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

Income Taxes

Deferred income taxes are computed using the asset and liability method, such that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between financial reporting amounts and the tax basis of existing assets and liabilities based on currently enacted tax laws and tax rates in effect in the United States of America for the periods in which the differences are expected to reverse. Income tax expense is the tax payable for the period plus the change during the period in deferred income taxes. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. No differences were noted between the book and tax bases of the Company’s assets and liabilities, respectively. Therefore, there are no deferred tax assets or liabilities for the three and six months ended December 31, 2008. For the China/Gear segment, the ZhongChai JV is located in the PRC, and is therefore subject to central government and provincial and local income taxes within the PRC at the applicable tax rate on the taxable income as reported in the PRC statutory financial statements in accordance with relevant income tax laws. The standard corporate income tax rate is 25% from January 1, 2008, when China’s new tax law became effective, decreased from 33%.

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

PART II — OTHER INFORMATION

Item 1.       Legal Proceedings.

On November 6, 2008, nine of the investors in the private placement conducted by the Company in March – April 2007 filed a law suit in federal court in New York against the Company, Usunco Automotive Ltd., Mr. Wang and vFinance Investment, Inc.  The case name is The Pinnacle Fund, L.P., Pinnacle China Fund. L.P., Atlas Capital Master Fund, L.P., Atlas Capital (Q.P.), L.P., Westpark Capital, L.P., Sandor Capital Master Fund L.P., Vision Opportunity Master Fund, Ltd., Heller Family Foundation, Jayhawk Private Equity Co-Invest Fund, L.P., and Jayhawk Private Equity Fund, L.P., Plaintiffs v. Equicap Inc., Usunco Automotive Ltd., vFinance Investment, Inc., and Peter Wang, Defendants, United States District Court, Southern District of New York, 08CIV 9008.  The allegations asserted are based on alleged violations of the Securities Exchange Act of 1934 and Rule 10b-5, fraud, fraudulent inducement, professional malpractice and negligent misrepresentation arising out of the private placement in March – April 2007.  The action seeks a return of the investment funds of the plaintiffs, payment of interest, restitution and disgorgement of profits and other ill gotten gains, damages for lost opportunity and other consequential damages.  The plaintiffs have requested that the Company and the other named defendants waive service of the complaint. The Company and Mr. Wang have filed a motion to dismiss the action, which is now under consideration by the court. The Company and Mr. Wang deny any wrongdoing and plan to defend the action.

Item 1A.    Risk Factors.

Not applicable to smaller reporting companies.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.       Defaults Upon Senior Securities.

None.

Item 4.       Submission of Matters to a Vote of Security Holders.

None.

Item 5.       Other Information.

None.

Item 6.       Exhibits.

Exhibit	Description

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.

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

Date: February 11, 2009		EQUICAP, INC.

	By:	/s/ Jason Lu
Name: Jason Lu
Title: Chief Executive Officer

	By:	/s/ David Ming He
Name: David Ming He
Title: Chief Financial Officer