Form 10-Q
period 2009-03-31
EQUICAP INC
filed 2009-05-11
CIK 1006840

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to _____

Commission file number: 000-31091

Equicap, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	33-0652593
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

224 Tianmushan Road,
Zhongrong Chengshi Huayuan 5-1-602,
Zhangzhou, P.R. China	310007
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (904) 507-4937

Not Applicable
(Former name, former address and former
fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.    Yes  ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated Filer ☐ Non accelerated filer ☐ Smaller reporting company  ☒

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 28,169,013 shares of common stock, par value $.001 per share, outstanding as of May 11, 2009.

EQUICAP, INC.

- INDEX -

FORWARD-LOOKING STATEMENTS

Statements made in this Form 10-Q (the “Quarterly Report”) that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements often can be identified by the use of terms such as “may”, “will”, “expect”, “believe”, “anticipate”, “estimate”, “approximate”, or “continue”, or the negative thereof. Equicap, Inc. (the “Company”) intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. These factors include our current dependence on a limited number of products and customers, the shift in focus of our business, the demand for our products, the effect of the recession in the automobile industry on a portion of our business, pricing pressures on our products caused by demand and competition, delivery deadlines, customer satisfaction, our ability to generate sales and expand our customer base, warranty obligations and claims, operating a portion of our business in the Peoples Republic of China, currency controls and exchange rate exposure, and the other risk factors discussed in our reports filed with the Securities and Exchange Commission. The Company disclaims any obligation to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

EQUICAP, INC.
Consolidated Balance Sheets

	March 31,	June 30,
	2009	2008
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$3,749,327	$956,973
Restricted cash	190,992	-
Accounts receivable, net of allowance for doubtful accounts of $116,851 and $29,747 at March 31, 2009 and June 30, 2008, respectively	981,233	807,484
Inventory	1,459,691	1,186,900
Other receivables, net	174,501	141,496
Advance payments	1,540,640	5,059,154
Prepaid expenses	59,585	212,405
Notes receivable	73,250	294,686

Total current assets:	8,229,219	8,659,098

Property and equipment, net:	2,729,642	2,511,602

Goodwill:	3,407,262	3,393,307

Other assets:
Intangible assets, net	1,791	2,586
Deferred compensation	90,803	172,395
Deferred expenses	18,908	51,829

Total other assets:	111,502	226,810

Total assets:	$14,477,625	$14,790,817

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable and accrued expenses	$1,052,662	$851,284
Notes payable	190,992	-
Taxes payable	26,375	946
Other payables	577,785	530,381

Total current liabilities:	1,847,814	1,382,611

Minority interest:	2,698,526	2,706,313

Total liabilities:	4,546,340	4,088,924

Commitments and contingencies:

Stockholders’ equity:
Common stock, $.001 par value, 500,000,000 shares authorized, 28,169,013 shares issued and outstanding	28,169	28,169
Stock subscription receivable	(28,650)	(32,400)
Additional paid-in capital	16,516,901	16,516,901
Accumulated deficit	(8,000,661)	(7,183,605)
Accumulated other comprehensive income	1,415,526	1,372,828

Total stockholders’ equity:	9,931,285	10,701,893

Total liabilities and stockholders' equity:	$14,477,625	$14,790,817

The accompanying notes are an integral part of these consolidated financial statements.

EQUICAP, INC.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	For Three Months Ended				For Nine Months Ended
	March 31,				March 31,
	2009		2008		2009		2008

Revenue:		$976,967		$968,914		$2,984,064		$2,443,500

Cost of sales:		770,546		786,371		2,316,530		1,928,981

Gross profit:		206,421		182,543		667,534		514,519

Operating expenses:
Selling, general and administrative		623,392		365,657		1,605,608		1,201,624

Loss from operations:		(416,971)		(183,114)		(938,074)		(687,105)

Other income:
Interest income, net		4,003		7,154		9,722		85,189
Other income, net		47,459		55,432		96,427		26,440
Total other income:		51,462		62,586		106,149		111,629

Loss before provision for income tax:		(365,509)		(120,528)		(831,925)		(575,476)

Provision for income tax:		-		-		1,172		-

Net loss before minority interest:		(365,509)		(120,528)		(833,097)		(575,476)

Minority interest:		(45,692)		19,900		(16,041)		59,467

Net loss:		(319,817)		(140,428)		(817,056)		(634,943)

Other comprehensive income (loss):
Foreign currency translation adjustment		(17,231)		471,505		42,698		950,187

Comprehensive income (loss):	$	(337,048)		$331,077	$	(774,358)		$315,244

Loss per common share:
Basic	$	(0.01)	$	(0.00)	$	(0.03)	$	(0.02)
Diluted	$	(0.01)	$	(0.00)	$	(0.03)	$	(0.02)

Weighted average shares of common stock:
Basic		28,169,013		28,169,013		28,169,013		28,169,013
Diluted		28,169,013		28,169,013		28,169,013		28,169,013

The accompanying notes are an integral part of these consolidated financial statements.

EQUICAP, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For Nine Months Ended
	March 31,
	2009		2008

Cash flows from operating activities:
Net loss	$	(817,056)	$	(634,943)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share-based compensation		81,592		81,592
Minority interest		(16,041)		59,467
Depreciation and amortization		137,136		73,313
Bad debt expense		87,971		212,391
Non-cash payments of rent		3,750		3,750
Changes in assets and liabilities:
Accounts receivable		(258,324)		54,140
Inventory		(267,824)		(501,710)
Other receivables		(33,292)		2,957,982
Advance payments		3,538,111		(2,657,134)
Prepaid expenses		152,835		(27,625)
Notes receivable		222,572		(256,563)
Deferred expenses		33,122		(1,234)
Accounts payable and accrued expenses		198,159		(201,770)
Trade notes payable		190,927		-
Taxes payable		25,425		(293)
Other payables		45,541		(406,868)

Total adjustments:		4,141,660		(610,562)

Net cash provided by (used in) operating activities:		3,324,604		(1,245,505)

Cash flows from investing activities:
Additions to property, plant and equipment		(343,972)		(367,657)
Additions to construction in progress		-		(1,630,161)
Additions to intangible assets		-		(2,984)
Acquisition of Shengte, net of cash from Shengte		-		(3,584,960)

Net cash used in investing activities:		(343,972)		(5,585,762)

Effect of foreign currency conversion on cash:		2,714		231,723

Net increase (decrease) in cash and cash equivalents:		2,983,346		(6,599,544)

Cash and cash equivalents and restricted cash – beginning:		956,973		7,848,812

Cash and cash equivalents and restricted cash– ending:		$3,940,319		$1,249,268

Supplemental schedule of non cash activities
Construction in progress reclassed to property and equipment		$1,785,616		$-

The accompanying notes are an integral part of these consolidated financial statements.

EQUICAP, INC.
Notes to Consolidated Financial Statements
March 31, 2009 and 2008
(Unaudited)

NOTE 1 –	ORGANIZATION AND NATURE OF BUSINESS

Equicap, Inc. (“the Company”), a Nevada corporation, is a manufacturer and distributor of gears and gearboxes, and a distributor of automotive parts and components, such as, starters and alternators, which are marketed and sold to customers primarily located in China and North America.

On July 6, 2007, the Board of Directors of Zhejiang Zhongchai Machinery Co., Ltd. (“Zhongchai”), the China based and 75% owned subsidiary of the Company, approved and finalized a Share Purchase Agreement (“Share Purchase Agreement”) with Xinchang Keyi Machinery Co., Ltd., (“Keyi”) a corporation incorporated in the People’s Republic of China. Pursuant to the Share Purchase Agreement, Zhongchai purchased all the outstanding equity of Zhejiang Shengte Transmission Co., Ltd. (“Shengte”) from Keyi, the sole owner of Shengte for approximately $3.7 million.

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

Goodwill and Other Intangible Assets

Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Goodwill and intangible assets deemed to have indefinite lives are not amortized. All other intangible assets are amortized over their estimated useful lives. Goodwill and intangible assets with indefinite lives are subject to annual impairment test using the guidance and criteria described in Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets”. This test compares carrying values to fair values and, when appropriate, the carrying value of these assets is reduced to fair value. As of March 31, 2009, the Company concluded that there were no impairments of goodwill or intangible assets with indefinite lives.

NOTE 2 –	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company presents earnings (loss) per share on a basic and diluted basis.  Basic earnings (loss) per share have been computed by dividing net earnings by the weighted average number of common shares outstanding.  Diluted earnings (loss) per share has been computed by dividing net earnings by the weighted average number of shares outstanding including the dilutive effect of equity securities. Share data has been adjusted to reflect the recapitalization of the Company after the share exchange agreement with Usunco. The weighted average number of common shares calculated for Diluted EPS excludes the potential common stock that would be exercised under the options granted to employees and warrants granted to agents. The inclusion of the potential shares from these options and warrants would cause an antidilutive effect by reducing the net loss per share.

	Three Months Ended March 31,				Nine Months Ended March 31,
	2009		2008		2009		2008

Net loss	$	(319,817)	$	(140,428)	$	(817,056)	$	(634,943)

Weighted average common shares
(denominator for basic income per share)		28,169,013		28,169,013		28,169,013		28,169,013

Effect of dilutive securities:		-		-		-		-

Weighted average common shares
(denominator for diluted income per share)		28,169,013		28,169,013		28,169,013		28,169,013

Basic net income (loss) per share	$	(0.01)	$	(0.00)	$	(0.03)	$	(0.02)
Diluted net income (loss) per share	$	(0.01)	$	(0.00)	$	(0.03)	$	(0.02)

Note 4 –	RESTRICTED CASH

As of March 31, 2009 and June 30, 2008, the Company had $190,992 and $-0- restricted cash, respectively. These restricted cash balances are reserved for settlement of trade notes payable in connection with inventory purchases.  The cash is held in custody by the bank issuing the trade notes payable, is restricted as to withdrawal or use, and is currently earning interest.

NOTE 5 –	INVENTORY

Inventory at March 31, 2009 and June 30, 2008 consisted of the following:

	March 31,	June 30,
	2009	2008

Gears products	$700,550	$574,097
Gearbox products	744,004	612,597
Automotive products	14,930
Other	207	206
Total	$1,459,691	$1,186,900

NOTE 6 –	ADVANCE PAYMENTS

Advance payments amounted to approximately $1.54 million as of March 31, 2009, of which approximately $1.5 million represents a deposit that Zhongchai placed with Zhejiang Xinchai Holdings Co., Ltd. ("Xinchai Holdings"), a corporation in China, to secure Zhongchai's exclusive right to acquire 100% interest of a project from Xinchai Holdings within twelve months starting Oct. 15, 2007. The intended project was located in Hangzhou, Zhejiang Province, China, and was for assembly of advanced diesel engines, engine components and related products. Zhongchai is entitled to a refund of the full deposit amount in case the project is not completed or Zhongchai decides not to pursue the transaction within the twelve-month period. Due to changes in the macro economic conditions and business operations for the proposed project, Zhongchai has decided not to pursue the project, and Xinchai Holding has agreed with that decision.  Zhongchai has been refunded approximately $3.4 million out of the total $5 million advance payment and the balance is under governmental approval procedures to unwind the project before the refund may be made.

NOTE 7 –	PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2009 and June 30, 2008 consists of the following:

	March 31,	June 30,
	2009	2008

Manufacturing equipment	$2,912,944	$784,658
Office equipment and furniture	50,979	45,537
Vehicles	62,039	61,785
Subtotal	3,025,962	891,980
Less: Accumulated depreciation	301,256	164,204
	2,724,706	727,776
Construction in progress	4,936	1,783,826

Total	$2,729,642	$2,511,602

Depreciation expense for three months ended March 31, 2009 and 2008 was $47,880 and $39,994, and for nine months ended March 31, 2009 and 2008 was $136,331 and $72,981, respectively.

NOTE 8 –	RENTAL EXPENSE

The Company's U.S. office site is located in the state of California. Rental expense for the three months ended March 31, 2009 and 2008 was $1,250 and $1,250, and for the nine months ended March 31, 2009 and 2008 was $3,750 and $3,750, respectively. The Company’s Chinese operation is located in Hangzhou, China, and the rental expense for the three months ended March 31, 2009 and 2008 was $10,263 and $3,921, and for the nine months ended March 31, 2009 and 2008 was $52,619 and $25,157, respectively.

NOTE 9 –	MAJOR CUSTOMERS AND SUPPLIERS

For the auto parts segment, two major customers, BBB-OCA, and World Pac, accounted for 66% and 13%, respectively, of the net revenue of auto parts in North America for the three months ended March 31, 2009. For the gear segment, two customers, Zhejiang Xinchai Co., Ltd. and Lonking (Shanghai) Forklift Co., Ltd. accounted for 70% and 17%, respectively, of the net revenue in China, for the three months ended March 31, 2009. These four customers accounted for 16%, 3%, 53% and 13%, respectively, of the Company’s consolidated revenue for the three months ended March 31, 2009. For the nine months ended March 31, 2009, two major customers, BBB-OCA, and World Pac, accounted for approximately 71% and 13% of the net revenue of auto parts in North America; and for the gear segment three customers, Zhejiang Xinchai Co., Ltd., Ningbo Ruyi Co., Ltd., and Lonking (Shanghai) Forklift Co., Ltd. accounted for 80%, 7% and 6%, respectively, of the net revenue in China. These five customers accounted for 21%, 4%, 57%, 5% and 4%, respectively, of the Company’s consolidated revenue for the nine months ended March 31, 2009.

NOTE 9 –	MAJOR CUSTOMERS AND SUPPLIERS (continued)

For the auto parts segment, three major suppliers, Wuxi Susun Autoparts Co., Ltd., Pico and Zhejiang Boyu Industrial Co., Ltd, accounted for 33%, 24% and 21%, respectively, of the Company's purchases of the auto parts for the three months ended March 31, 2009. For the gear segment, four major suppliers, Zhejiang Yuyang Machinery Co., Ltd., Changzhou No. 2 Gears Co., Ltd., Wuxi Hydraulic Machinery Co., Ltd. and Xinchang Liyuan Foundry Co., Ltd., accounted for approximately 32%, 14%, 6% and 6% respectively, of the total purchases in China for the three months ended March 31, 2009. These seven suppliers accounted for 9%, 7%, 6%, 23%, 10%, 5% and 4%, respectively, of the Company’s consolidated purchases for the three months ended March 31, 2009. For the nine months ended March 31, 2009, three major suppliers, Wuxi Susun Autoparts Co., Ltd., Zhejiang Boyu Industrial Co., Ltd, and Pico accounted for approximately 49%, 25% and 7% respectively, of the Company's purchases of the auto parts; and four major suppliers, Zhejiang Yuyang Machinery Co., Ltd., Changzhou No. 2 Gears Co., Ltd., Xinchang Liyuan Foundry Co., Ltd and Xinchang Zhisheng Machinery Co., Ltd., accounted for approximately 35%, 16%, 6% and 5% respectively, of the total purchases in China. These seven suppliers accounted for 15%, 7%, 2%, 24%, 11%, 4% and 4%, respectively, of the Company’s consolidated purchases for the nine months ended March 31, 2009.

NOTE 10 –	DEFERRED COMPENSATION

As described in Note 14 (“Stock-Based Compensation”), the Company granted options to employees and warrants to the private placement agent.  Following SFAS No. 123R, the Company recognizes expenses based on the fair value of the options and warrants. Deferred compensation represents stock-based compensation that will be expensed in future periods based on the vesting time of such options and warrants.

NOTE 11 –	SEGMENT REPORTING

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

The accounting policies of the segments are the same as those described in Note 2 (Summary of Significant Accounting Policies). Segment operating results include earnings before corporate and unallocated shared expenses, amortization of intangible assets, gain or loss on sale of assets, net interest income, income tax benefits and minority interests. Intersegment and intergeographic sales, if any, are accounted for on an arm’s length pricing basis. There were no intersegment sales for the nine months ended March 31, 2009 and 2008.

	Three Months Ended March 31,		Nine Months Ended March 31,
Segment revenues	2009	2008	2009	2008
North America/Auto Parts	$241,374	$369,515	$869,407	$788,942

China/Gear	735,593	599,399	2,114,657	1,654,558

Corporate and elimination	-	-	-	-
Consolidated	$976,967	$968,914	$2,984,064	$2,443,500

NOTE 11 –	SEGMENT REPORTING (continued)

Segment operating	Three Months Ended March 31,				Nine Months Ended March 31,
earnings (loss)	2009		2008		2009		2008
North America/Auto Parts	$	(12,677)	$	(4,063)	$	(94,397)	$(251,127)

China/Gear		(234,234)		22,366		(166,918)	126,748

Corporate and elimination		(170,060)		(201,417)		(676,759)	(562,726)
Consolidated		$(416,971)		$(183,114)		$(938,074)	$(687,105)

	Three Months Ended March 31,		Nine Months Ended March 31,
Depreciation expense	2009	2008	2009	2008
North America/Auto Parts	$33	$-	$66	$-

China/Gear	47,821	39,994	136,196	72,981

Corporate and elimination	26	-	69	-
Consolidated	$47,880	$39,994	$136,331	$ 72,981

	As of
Segment identifiable assets	March 31, 2009	June 30, 2008
North America/Auto Parts	$375,114	$451,240

China/Gear	10,564,525	10,257,675
Total Segment identifiable assets	10,939,639	10,708,915

Goodwill	3,407,262	3,393,307

Corporate and elimination	130,724	688,595
Consolidated	$14,477,625	$14,790,817

Note 12 –	SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended March 31,
	2009	2008

Cash paid for interest	$191	$747
Cash paid for income taxes	$1,171	$-

NOTE 13–	STOCK AUTHORIZATION AND ISSUANCE

On March 9, 2007, the Company completed the sale of an aggregate of 8,450,704 shares of its common stock to a limited number of institutional investors in a private placement transaction pursuant to offering exemptions under the Securities Act of 1933. The shares, which represented approximately 30% of the outstanding common stock on an after-issued basis, were sold at a price of $1.42 per share, for net proceeds of approximately $10 million. The net proceeds from this transaction have been used for general working capital purposes.

The Company has a registration payment arrangement with regard to the common stock issued in the private offering. The Company was required to file a registration statement within 45 days of closing and cause the registration statement to become effective on or prior to 150 days after the closing date. The registration statement was filed within the 45 day limit, thus fulfilling part of this obligation. In addition, the Company is required to use reasonable commercial efforts to maintain the registration statement’s effectiveness and file additional registration statements in the future, to continue to provide to the stockholders the opportunity to sell the shares of restricted stock that they hold until the registered securities can be sold pursuant to Rule 144. Currently the shares are eligible for sale under Rule 144.

In the event the Company did not satisfy the registration obligations of the registration rights agreement, (“Registration Default”), which were subject to Rule 144 limitations, the Company would have had to pay the investors an amount in cash equal to 1% of the aggregate investment amount for each 30-day period of a Registration Default. The maximum penalty that the Company could have incured under this registration payment arrangement is 10% of the aggregate investment amount, or $1,200,000. Any payments made would have been prorated for any portion of a 30-day period of a Registration Default.

Although the Company had the obligation to register shares of common stock for other persons under the above described registration rights agreement, the Company would not be obligated to pay liquidated damages in the event that their shares were not registered or the registration statement was not approved.

NOTE 14 –	STOCK-BASED COMPENSATION

As of March 31, 2009, there are outstanding 366,550 options to employees (“Employee Options”) and 422,535 warrants (“Agent Warrants”) to the private placement agent. Both the Employee Options and Agent Warrants vest over three years and have a life of five years. For the three and nine months ended March 31, 2009, the Company recorded approximately $27,197 and $81,592, respectively, of stock-based compensation based on the fair value method of SFAS. No. 123R using the following assumptions: Volatility of 34.94%, risk free interest rate of 4.63%, dividend yield of 0%, and expected life of 5 years.  No estimate of forfeitures was made as the Company has a short history of granting options.

The fair value of the options and warrants was determined based on the number of shares granted and the quoted price of the Company’s common stock on the date of grant. The fair value of stock-based compensation was determined using the Black-Scholes model.

NOTE 15 –	COMMITMENTS AND CONTINGENCIES

In connection with the offering, for the benefit of the investors, eight of the former shareholders of Usunco, some of whom are the officers and directors of Equicap, placed into escrow an aggregate of 10,140,846 shares of common stock issued in the Share Exchange.  Because the Company did not meet the criteria for the escrowed shares to be returned to the former shareholders, the escrowed shares were distributed to the investors, pro rata for no additional consideration. The placing of shares by the former shareholders of Usunco into escrow was tantamount to a reverse stock split followed by the grant of a restricted stock award. Any make good shares issued to the investors are subject to the registration rights under the Registration Rights Agreement and the Rule 144 limitations on that obligation.

According to SAB 79, Accounting for Expenses or Liabilities by Principal Stockholder(s), because the performance criteria were not met, these shares have been treated as an expense for the amount of the market value of the shares as of the dates of release. Based upon the market price of $1.00 per share of common stock as of June 30, 2007, the total expense recognized for the fiscal year of 2007 was $3,954,930. Based upon the market price of $0.20 per share of common stock as of June 30, 2008, the total expense recognized for the fiscal year of 2008 was $1,419,719. Such expense was treated as an unusual item since it is deemed to be unusual in nature and would be infrequent in occurrence.

NOTE 16 –	LEGAL PROCEEDING

On November 6, 2008, a group of the investors filed a law suit in federal court in New York against the Company, Usunco Automotive Ltd., Mr. Peter Wang and vFinance Investment, Inc. based on alleged violations of the Securities Exchange Act of 1934 and Rule 10b-5, fraud, fraudulent inducement, professional malpractice and negligent misrepresentation arising out of the private placement closed on March 7, 2007. The action seeks a return of the investment funds of the plaintiffs, payment of interest, restitution and disgorgement of profits and other ill-gotten gains, damages for lost opportunity and other consequential damages, without specification of dollar amounts. The plaintiffs have requested that the Company and the other named defendants waive service of the complaint. The Company and Mr. Wang have filed a motion to dismiss the action, which is now under consideration by the court. The Company and Mr. Wang deny any wrongdoing and plan to defend the action.  The Company is obligated to provide indemnification to vFinance Investment, Inc. for its expenses in its defending the action.

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

2007 Private Placement Offering

As a condition to the Share Exchange, Equicap conducted a private placement of its common stock to 11 accredited, institutional investors in which Equicap raised gross proceeds of $12 million (“Offering”) under an exemption from registration under Section 4(2) of the Securities Act of 1933.  After commissions and expenses related to the Offering and the $450,000 advisory fee payable to Fountainhead, Equicap received net proceeds of approximately $10,000,000 in the Offering.  The investors were issued an aggregate of 8,450,704 shares of common stock, representing approximately 30% of the issued and outstanding common stock of Equicap. The price per share of common stock was $1.42.

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

In connection with the Offering, Equicap granted registration rights to the investors and the holders of the Agent Warrant, and provided for registration rights for certain former principal shareholders of Equicap through piggy-back rights for their respective shares of common stock.  Equicap entered into one registration rights agreement with the aforementioned persons.  Equicap agreed to register the sale of the 8,450,704 shares of common stock issued to investors in the Offering, the 161,633 shares of common stock issued to vFinance, the 422,535 shares of common stock underlying the Agent Warrant and the 1,161,632 shares held by the former principal shareholders of Equicap.  In addition, if certain make good shares are distributed to the investors, Equicap will be obligated to register these shares in addition. If any of the above shares are not eligible for registration because of the rules and regulations of the Securities and Exchange Commission, when they are eligible for registration, Equicap will be obligated to take such action to have them registered for sale by the holder by filing successive registration statements. The initial registration statement for sale of the common shares was filed within the time limit of the registration rights agreement. Equicap had to have the registration statement effective within 150 days of the closing date of the Offering. If these actions were not achieved by those dates then Equicap was required to pay each of, and only, the investors 1% of the share purchase price paid by such investor for each month thereafter that the investors cannot publicly sell the shares of common stock covered by that registration statement. The same penalties for the failure to file or have declared effective a registration statement within the stated time periods and maintain its effectiveness also apply to the subsequent required registration statements.  The maximum penalties under the liquidated damages provision payable to the investors is 10% of the share purchase price paid by the investors in the Offering.  The above timing and number of shares were subject to various conditions, and the registration statements were subject to the rules and regulations of the SEC and the staff interpretations thereof.  The registration statements required for the investors and vFinance under the registration rights agreement had to be kept effective until all the shares of these parties are sold or may be sold without limitation under Rule 144.  Equicap did not meet the effectiveness deadline for the initial registration statement and paid $32,000 to the investors under the liquidated damages provision.

The former principal shareholders of Equicap who have piggy-back rights also have a demand registration right after all the shares of the investors and vFinance have either been sold or may be sold without limitation under Rule 144.  The company was obliged to keep this registration statement effective until all the shares have been sold or are eligible for sale under Rule 144.

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

Results of Operations

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Revenue

Revenue increased by $8,053 or 1% to $976,967 for the three months ended March 31, 2009 compared with $968,914 for the three months ended March 31, 2008. Revenue for the three months ended March 31, 2009, consisted of sales of automotive parts in North America (North America/Auto Parts segment) and sales of gears and gearboxes in China (China/Gear segment), for $241,374 and $735,593, respectively. Sales revenue for the three months ended March 31, 2008 consisted of $369,515 for North America/Auto Parts segment, and $599,399 for China/Gear segment, respectively.

Cost of Sales and Gross Margin

Cost of sales was $770,546 for the three months ended March 31, 2009, decreasing by $15,825 or 2%, from $786,371 for the three months ended March 31, 2008. The gross margin was approximately 21% for the three months ended March 31, 2009, compared to approximately 19% for the three months ended March 31, 2008. For the China/Gears segment, the decrease in gross margin in this quarter as compared to the same period in prior fiscal year, was attributed mainly to the launch of new gearbox products to the market, margin of which is lower than for gears; for the North America/Auto Parts segment, the gross margin has been increased to its normal level during the period, compared with the same period in prior fiscal year.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consisted primarily of labor costs and overhead costs for sales, marketing, finance, legal, human resources and general management. Such costs also include the expenses recognized for stock-based compensation pursuant to FAS 123(R).

SG&A expenses increased by $257,735 to $623,392 in the three months ended March 31, 2009, from $365,657 in three months ended March 31, 2008. SG&A increased for the current period compared with the same period in the prior fiscal year primarily attributed to incurrence of research and development expenses in China/Gear segment for gearbox products, and additional legal and other consulting expenses during the period.

Net Loss

Net loss reached $319,817 in three months ended March 31, 2009, compared with net loss of $140,428 in the three months ended March 31, 2008. The net loss was mainly attributed to R&D expenses for new products, the costs related to being a public company including professional services related to auditing, legal and other services, and non-cash expenses recognized for stock based compensation related to stock options and warrants granted in the period pursuant to SFAS 123(R), partially offset by the net interest income and net other income of $51,462.

Nine Months Ended March 31, 2009 Compared to Nine Months Ended March 31, 2008

Revenue

Revenue increased by $540,564 or 22% to $2,984,064 for the nine months ended March 31, 2009 compared with $2,443,500 for the nine months ended March 31, 2008. Revenue for the nine months ended March 31, 2009, consisted of sales of automotive parts in North America (North America/Auto Parts segment) and sales of gears and gearboxes in China (China/Gear segment), for $869,407 and $2,114,657, respectively. Sales revenue for the nine months ended March 31, 2008 consisted of $788,942 for North America/Auto Parts segment, and $1,654,558 for China/Gear segment, respectively.

Cost of Sales and Gross Margin

Cost of sales was $2,316,530 for the nine months ended March 31, 2009, increasing by $387,549 or 20%, from $1,928,981 for the nine months ended March 31, 2008. The gross margin was approximately 22% for the nine months ended March 31, 2009, compared to approximately 21% for the nine months ended March 31, 2008. For the China/Gears segment, gross margin slightly decreased in the nine-month period as compared to the same period in prior fiscal year, due to the launch of new gearbox products to the market, the margin of which is lower than for gears; for the North America/Auto Parts segment, gross margin has been increased to its normal level during the period, compared with the same period in prior fiscal year.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consisted primarily of labor costs and overhead costs for sales, marketing, finance, legal, human resources and general management. Such costs also include the expenses recognized for stock-based compensation pursuant to FAS 123(R).

SG&A expenses increased by $403,984 to $1,605,608 in the nine months ended March 31, 2009, from $1,201,624 in nine months ended March 31, 2008. SG&A increased for the current period over the same period in the prior fiscal year primarily attributed to incurrence of research and development expenses in China/Gear segment for gearbox products, and additional legal and other consulting expenses during the period.

Net Loss

Net loss reached $817,056 in nine months ended March 31, 2009, compared with net loss of $634,943 in the nine months ended March 31, 2008. The net loss was mainly attributed to R&D expenses for new products, the costs related to being a public company including professional services related to auditing, legal and other services, and non-cash expenses recognized for stock based compensation related to stock options and warrants granted in the period pursuant to SFAS 123(R), partially offset by the net interest income and net other income of $106,148.

Liquidity and Capital Resources

As of March 31, 2009, Equicap had current assets equal to $8,229,219 which primarily were comprised of cash and cash equivalents of $3,749,327, restricted cash of $190,992, inventory of $1,459,691 and net trade receivables and other receivables of $1,155,734, and advance payments of $1,540,640.  The advance payments represented a deposit that the ZhongChai JV placed to secure the exclusive right to acquire 100% interest of a project, and the ZhongChai JV is entitled to refund of the full deposit amount in case the project is not completed or ZhongChai JV decides not to pursue the transaction within the twelve-month period ending October 17, 2008.  As of March 31, 2009, ZhongChai JV has received refund of approximately $3.4 million and the balance is under governmental approval procedures before the amount may be returned. Equicap’s current liabilities as of March 31, 2009 were $1,847,814, which primarily were trade accounts payable, accrued expenses, trade notes payable, and other payables. At March 31, 2009, Equicap had working capital of $6,381,405.  Equicap believes that it has sufficient operating capital for its current operations.

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

From time to time since the Share Exchange, some of the private placement investors sought to end their investment in the Company.  There had been discussions with these investors about proposals in which the Company might buy back the investors’ shares of common stock.  The Company and those investors did not conclude any definitive arrangements or any written agreements about any aspect of the foregoing discussions or considerations.  On November 6, 2008, nine of the investors in the Share Exchange filed a law suit against the Company, Mr. Wang and vFinance Investments, Inc. which in part seeks a return of their investment funds and other sums.  For a further discussion of this legal action, see “Part II- Other Information, Item 1. Legal Proceedings.”

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

Goodwill and Other Intangible Assets

Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Goodwill and intangible assets deemed to have indefinite lives are not amortized. All other intangible assets are amortized over their estimated useful lives. Goodwill and indefinite-lived intangible assets are subject to annual impairment testing using the guidance and criteria described in Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets”. This testing compares carrying values to fair values and, when appropriate, the carrying value of these assets is reduced to fair value. As of March 31, 2009, the Company concluded that there were no impairments on goodwill or indefinite-lived intangibles.

Revenue Recognition

Revenue consists of sales of automotive parts, gears and gearboxes. In accordance with the provisions of Staff Accounting Bulletin No. 103, revenue is recognized when merchandise is shipped, title and risk of loss pass to the customer and collectibility is reasonably assured. Revenue is recorded as the sales price of goods, net of rebates and discounts and is reported on a gross basis. The gross basis is used mainly due to the fact that the Company acts as principal in each transaction and is responsible for fulfillment and acceptability of the products purchased, the Company takes title to its products before the products are ordered by its customers, the Company has risk of inventory loss as title of the products is transferred to the Company, the Company is responsible for collection of sales and delivery of products, and the Company does not act as an agent or broker and is not compensated on a commission or fee basis.

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

Advertising Costs

The Company expenses the cost of advertising as incurred.  Advertising costs for the quarters ended March 31, 2009 and 2008 were insignificant.

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

Income Taxes

Deferred income taxes are computed using the asset and liability method, such that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between financial reporting amounts and the tax basis of existing assets and liabilities based on currently enacted tax laws and tax rates in effect in the United States of America for the periods in which the differences are expected to reverse. Income tax expense is the tax payable for the period plus the change during the period in deferred income taxes. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. No differences were noted between the book and tax bases of the Company’s assets and liabilities, respectively. Therefore, there are no deferred tax assets or liabilities for the three and nine months ended March 31, 2009. For the China/Gear segment, the ZhongChai JV is located in the PRC, and is therefore subject to central government and provincial and local income taxes within the PRC at the applicable tax rate on the taxable income as reported in the PRC statutory financial statements in accordance with relevant income tax laws. The standard corporate income tax rate is 25% from January 1, 2008, when China’s new tax law became effective, decreased from 33%.

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

PART II — OTHER INFORMATION

Item 1.   Legal Proceedings.

On November 6, 2008, nine of the investors in the private placement conducted by the Company in March – April 2007 filed a law suit in federal court in New York against the Company, Usunco Automotive Ltd., Mr. Wang and vFinance Investment, Inc.  The case name is The Pinnacle Fund, L.P., Pinnacle China Fund. L.P., Atlas Capital Master Fund, L.P., Atlas Capital (Q.P.), L.P., Westpark Capital, L.P., Sandor Capital Master Fund L.P., Vision Opportunity Master Fund, Ltd., Heller Family Foundation, Jayhawk Private Equity Co-Invest Fund, L.P., and Jayhawk Private Equity Fund, L.P., Plaintiffs v. Equicap Inc., Usunco Automotive Ltd., vFinance Investment, Inc., and Peter Wang, Defendants, United States District Court, Southern District of New York, 08CIV 9008.  The allegations asserted are based on alleged violations of the Securities Exchange Act of 1934 and Rule 10b-5, fraud, fraudulent inducement, professional malpractice and negligent misrepresentation arising out of the private placement in March – April 2007.  The action seeks a return of the investment funds of the plaintiffs, payment of interest, restitution and disgorgement of profits and other ill gotten gains, damages for lost opportunity and other consequential damages.  The plaintiffs have requested that the Company and the other named defendants waive service of the complaint. The Company and Mr. Wang have filed a motion to dismiss the action, which is now under consideration by the court. The Company and Mr. Wang deny any wrongdoing and plan to defend the action.  The Company is obligated to provide indemnification to vFinance Investments, Inc. for its expense in defending the claims against it and any settlement costs.

Item 1A. Risk Factors.

Not applicable to smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit	Description

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

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

Date: May 11, 2009	EQUICAP, INC.

	By:	/s/ Peter Wang
	Name:	Peter Wang
	Title:	President

	By:	/s/ David Ming He
	Name:	David Ming He
	Title:	Chief Financial Officer