Form 10-K
period 2009-06-30
EQUICAP INC
filed 2009-09-22
CIK 1006840

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: June 30, 2009

☐           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______________to ______________

Commission File Number 000-31091

EQUICAP, INC.
(Name of Small Business Issuer in Its Charter)

NEVADA (State of Incorporation)	33-0652593 (Small Business Issuer I.R.S. Employer I.D. Number)

224 Tianmushan Road, Zhongrong Chengshi Huayuan 5-1-602, Zhangzhou, P.R. China (Address of principal executive offices)	310007 (zip code)

(904) 507-4937
(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No ☐ .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of the last business day or registrant’s most recently completed second fiscal quarter. As of December 31, 2008, the value was approximately $135,219.

State the number of shares outstanding of each of the issuer’s classes of common equity: 27,613,019 as of September 21, 2009.

Equicap, Inc.

Annual Report on Form 10-K
Fiscal Year Ended June 30, 2009
Table of Contents

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

For further information about these and other risks, uncertainties and factors, please review the disclosure included in this report under “Part I, Item 1A - Risk Factors.”

PART I

Item 1.   Description of Business

Background of Equicap

Reincorporation of Equicap

Equicap, Inc. (“Equicap” or the “Company”) was incorporated in the State of Nevada on March 13, 2002, for the purpose of entering into a merger with and redomiciling its predecessor, Equicap, Inc., a California corporation ("Equicap California"). Effective January 25, 2005, Equicap California was merged with and into Equicap in a statutory merger based on management's belief that Nevada law is more advantageous to a corporation than California law. Equicap was considered a blank check company until March 2007, prior to its acquisition of Usunco Automotive Limited, a British Virgin Islands company (“Usunco”).

Predecessor Corporation to Equicap

Equicap's predecessor, Equicap California, was incorporated under the laws of the State of California on March 1, 1995, under the name of VWR Acquisition Company, Inc. ("VWR"); the name was later changed to Equicap, Inc. Equicap's business activities prior to July 1996 were that of an investment banking and consulting firm.  On December 29, 1995, BBU Systems Inc. ("BBU") was merged with and into Equicap, with Equicap as the surviving entity, pursuant to an Agreement and Plan of Merger. Equicap became a dormant corporation in July 1996 when the Company's board of directors determined that the business of BBU could not be developed, due to the lack of operating capital and the lack of prospects for raising adequate funding.  From July 1996 until the acquisition of Usunco, Equicap was a shell corporation.

On July 31, 1998, Equicap's common stock underwent a reverse split in which each 100 of the issued and outstanding shares were changed into one share, which decreased the number of issued and outstanding shares from 7,442,005 to 74,732.  Then, on January 18, 2000, Equicap's common stock underwent a reverse and forward split of the common shares in which (i) each 50 of the issued and outstanding shares were changed into one share, with each fraction being rounded up to a whole share, and (ii) immediately following the reverse split, each resulting share was changed into 100 shares. Upon conclusion of the January 2000 recapitalization, Equicap had 390,100 common shares issued and outstanding.

2007 Share Exchange

Equicap and Usunco entered a Share Exchange Agreement on March 7, 2007, which was consummated on March 9, 2007.

Under the Exchange Agreement, Equicap acquired all the outstanding equity securities of Usunco in exchange for 18,323,944 shares of common stock of Equicap, and thereby Equicap acquired Usunco as a wholly-owned subsidiary. Each share of common stock of Equicap issued in the exchange to the former shareholders of Usunco was issued as restricted stock, and the holders thereof may not sell, transfer or otherwise dispose of the shares without registration under the Act or an available exemption therefrom. These shares do not carry any registration rights and have not been registered for resale.

The Exchange Agreement provides that the principal shareholders of Equicap immediately before the Share Exchange have piggy-back and demand registration rights as provided in a registration rights agreement that also was executed with the investors in the offering, described below.

In connection with the Exchange Agreement, Equicap engaged Fountainhead Capital Partners Limited (“Fountainhead”), to act as a financial advisor for Equicap in connection with the Share Exchange.  At the closing of the Share Exchange, Fountainhead was paid an advisory fee of $450,000.

In connection with the Share Exchange, vFinance Investments, Inc. (“vFinance”) provided advice in connection with the Share Exchange and was issued 161,633 shares of common stock as compensation.  These shares have the registration rights described below.

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

Private Placement Offering in Connection with Share Exchange

As a condition to the Share Exchange, Equicap and Usunco conducted a private placement offering of its common stock to accredited and institutional investors in which it raised gross proceeds of $12 million (“Offering”) from 11 investors.  After commissions and expenses related to the Offering and the $450,000 advisory fee payable to Fountainhead, Equicap received net proceeds of approximately $10,000,000 in the Offering.  The investors were issued an aggregate of 8,450,704 shares of common stock, then representing approximately 30% of the issued and outstanding common stock of Equicap. The price per share of common stock was $1.42.

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

Registration Rights for Investors, vFinance and Former Stockholders

In connection with the Offering, Equicap granted registration rights to the investors in the Offering, the holders of the Agent Warrant and the shares issued to vFinance, and under the terms of the Share Exchange certain former principal shareholders of Equicap were granted piggy-back and demand registration rights for their respective shares of common stock.  Equicap entered into one registration rights agreement with the aforementioned persons.  Equicap agreed to register the sale of the 8,450,704 shares of common stock issued to the investors in the Offering, the 161,633 shares of common stock issued to vFinance, the 422,535 shares of common stock underlying the Agent Warrant and the 1,161,632 shares (including 702,132 shares issued on conversion of the Fountainhead note) held by the former principal shareholders of Equicap.  In addition, the registration rights covered the make good shares (described below) that were distributable to the investors.  If any of the above shares are not eligible for registration because of the rules and regulations of the Securities and Exchange Commission, when they are eligible for registration, Equicap will be obligated to take such action to have them registered for sale by the holder by filing successive registration statements. Equicap filed a registration statement in satisfaction of the registration rights agreement, but it was not declared effective by the required date of within 150 days of the closing date of the Offering.  As a result, the liquidated damages provision of the registration rights agreement required Equicap to pay $32,000 to the investors.  The provision required the Company to pay 1% of the share purchase price paid only by the investors for each month that the investors cannot publicly sell the shares of common stock covered by that registration statement.  The same penalties for the failure to file or have declared effective a registration statement within the stated time periods and maintain its effectiveness also apply to the subsequent required registration statements.  The maximum penalties under the liquidated damages provision payable to the investors is 10% of the share purchase price paid by the investors in the Offering.  The above timing and number of shares are subject to various conditions, and the registration statements are subject to the rules and regulations of the SEC and the staff interpretations thereof.  The registration statements required for the investors and vFinance under the registration rights agreement must be kept effective until all the shares of these parties are sold or may be sold without limitation under then Rule 144k, promulgated under the Act (“Rule 144k”).

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

Because of the availability of the resale opportunities under the current Rule 144 and the sale of the securities sold in the Offering by many of the investors, the Company believes that its obligations under the registration rights agreement are largely satisfied.

Make Good Escrow Agreement

In connection with the Offering, for the benefit of the investors, eight of the former shareholders of Usunco, some of whom were the officers and directors of Equicap, agreed to place into escrow an aggregate of 10,140,846 shares of common stock issued in the Share Exchange.  These shares are referred to as the “make good shares.”  The purpose of the make good shares was to adjust the per share investment of the investors in the Offering by increasing their holdings if certain defined financial targets were not achieved by the Company.  The Company did not meet these financial targets in each of the two fiscal years ending June 30, 2007 and 2008; as a result, all the make good shares were distributed to the investors, pro rata based on their initial investment amounts in 2007 and 2008.

Usunco Automotive Limited

Usunco was organized in the British Virgin Islands as a limited liability company on April 24, 2006. Usunco owns 75% of the equity interest of Zhejiang ZhongChai Machinery Co., Ltd. (“ZhongChai JV”), which in turn owns all of Zhejiang Shengte Transmission Co., Ltd., that makes gears and gearboxes (transmissions) in China.  Until June 15, 2009, Usunco also owned 100% of the equity interest of IBC Automotive Products, Inc. (“IBC”), which distributed automotive parts in North America.  Until June 2009 Usunco operated with two business segments of the Company, represented by the China/Gear Segment of ZhongChai JV and its subsidiary, which focuses on manufacturing and distribution of gears and gearboxes in China and by the North America/Auto Parts Segment of IBC, which focused on sourcing automotive parts and products from China and distributing them in North America and other regions.

ZhongChai JV is a Sino-foreign equity joint venture established in the Peoples Republic of China (the “PRC”) by Usunco, and a local party in China, Xinchang Keyi Machinery Co., Ltd., the successor in interest to Xinchai Holding Group Co., Ltd. with respect to the 25% joint venture interest  (“Xinchang Keyi”). The ZhongChai JV manufacturers and sells gears and gearboxes in China. The gears are sold to engine and gearbox manufacturers for their engine and gearbox products. ZhongChai JV’s gearboxes are sold primarily to forklift and truck manufacturers. The ZhongChai JV was approved by local authorities in the PRC as a Sino-foreign joint venture company with limited liability to be operated for a term of 25 years. Usunco and Xinchang Keyi have contributed $8 million and $2.6 million in cash for 75% and 25% equity ownership, respectively, for an aggregate amount of $10.6 million in registered capital for the joint-venture.  The registered capital may be used as general working capital for it operations and other corporate purposes.

Pursuant to the Articles of Association, the board of directors of ZhongChai JV consists of four directors, of which Usunco has the right to designate three directors and Xinchang Keyi has the right to designate one director.  All material issues and actions of ZhongChai JV require approval by a majority of the board of directors.

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

Discontinued Business

IBC was incorporated on May 14, 2004 in the State of California, and while it was a Usunco subsidiary it specialized in sourcing automotive parts and products from the China for distribution in North America and other regions.  Most of the products were alternators and starters which were sold to retailers, wholesalers and other U.S. master distributors in the automotive replacement parts sector. Its principal customers included, among others, BBB/OCA, JNS Tsusho Corp., LTD/Visteon, Sankaku and IAP.  End-users of parts and products sourced from IBC included, among others, O’Rilleys, Pep Boys, Worldpac/Carquest, and Dura International.

On June 8, 2009, the Company, with its wholly owned subsidiary Usunco, entered into an agreement to sell IBC to the management of IBC. The transaction was closed on June 15, 2009. IBC was sold because it no longer fitted the overall business strategy of focusing on the development and manufacture of gears and gearboxes for use primarily in diesel engines for the industrial and agricultural industries in China and the expansion opportunities that exist in the Chinese and Asian markets for those and similar products. Additionally, IBC no longer represented a significant amount of the assets or gross revenues of the Company.

Products

The Company, through its majority owned subsidiaries, is focused on the production and sale of gears and gearboxes. These products are primarily used in or together with diesel engines for industrial and agricultural machinery, fork lifts, excavators, construction equipment, tractors, pumps and other machinery.

During the fiscal year ended June 30, 2008, the Company and Xinchai Holding Group Co., Ltd. (“Xinchai Holding”), the original joint venture partner of the ZhongChai JV, determined to place the distribution agreement between the ZhongChai JV and Xinchai Holding in suspension so that the joint venture could focus its resources on development and marketing of the gear and gearbox products of Xinchang Keyi.  The joint venture partners determined to put the agreement in suspension because the economics of distributing the Xinchai Holding products under the distribution agreement had been adversely affected by several factors, notably the dramatic increase in the product costs because of the cost of steel which cut into margins and the disinclination of the equipment integrators who use those products to buy engines from a middleman with the added costs, and the overall competition in the industry segment.  The use of a suspension arrangement was so the parties could ultimately work to continue to pursue the joint venture in some other profitable endeavor.  As a result, Zhongchai JV agreed to work with Xinchai Holding to produce gearboxes that will be sold stand-alone to Xinchai’s customers or sold with the diesel engines made by Xinchai’s subsidiary as a diesel power-train. It was believed that this rearrangement would change Zhongchai JV’s market position from a middleman to an original manufacturer, which is more acceptable in the OEM marketplace.

Market Overview

The Company is primarily focused on the domestic market in China. As a result of the continued expansion of the Chinese economy and various government initiatives, the Company believes its best opportunity at this time is to concentrate its commercial efforts in that market.  The domestic market in China for gear and gearbox products has grown in recent years because of the increase in domestic demand driven by country wide economic growth and urban expansion. In addition, beginning in 2005, because of the favorable government policies towards farmers, the Chinese agricultural equipment market has experienced growth for the kinds of products that the Company produces and sells. As a result, the Company has seen growth of the gear and gearbox business in recent years, and it expects it to continue.

The main customers of the Company are manufacturers of engines, gearboxes and industrial equipment.  The Company products are used as components in its customers’ final products, such as diesel engines, gearboxes, forklifts and other equipment or machinery. Typically the gears are used in diesel engines and gearboxes that are incorporated into equipment and machinery for the industrial and agricultural markets. The range of uses includes forklifts, excavators, construction equipment, tractors, pumps and other machinery. The Company started small production of gearboxes in the last quarter of fiscal year 2008.

Principal Customers

The Company’s major customers in its gear business are Chinese diesel engine producers, and the major customers in its gearbox business are Chinese original equipment manufactures.

For the gear segment, two customers, Zhejiang Xinchai Co., Ltd. and Lonking (Shanghai) Forklift Co., Ltd., accounted for 69% and 17%, respectively, of the net revenue in China, for the fiscal year ended June 30, 2009. In the discontinued North American auto parts business, BBB/OCA and World Pac, accounted for approximately 73% and 12%, respectively, of the Company's net revenue for the fiscal year ended June 30, 2009. These four customers accounted for 16%, 3%, 54% and 13%, respectively, of the Company’s consolidated revenue for the fiscal year ended June 30, 2009.

The Company performs appropriate credit checks before orders are accepted and invoices are issued. Most accounts are collected within 120 days. Customers generally do not provide long-term volume purchase commitments. Rather, transactions are based on non-binding purchase plans that provide only purchase forecasts and state basis terms.

Product Returns and Warranties

In its Chinese business, the Company provides only a limited right of return for non-conforming products if returned in a timely fashion. The Company generally provides a one-year limited warranty covering manufacturing defects and functional failures of gearbox and auto part products.  After evaluation and confirmation, the Company will either replace the defective product or accept returns by crediting the customer account.  The Company, thus, becomes responsible for the costs and expenses of the returns.

Sales and Marketing

Because the principal market for the Company is other manufacturers, the Company undertakes sales and marketing principally designed to acquaint those types of enterprises with its products.  Therefore, the Company focuses on direct sales on a business to business basis, by developing contacts with engine and gearbox producers and original equipment manufacturers.  These contacts are developed through direct relationships, referrals and trade shows.  One of the principal aspects of the marketing is to focus customers on the Company’s commitment to quality products, customer service and after sales support.

Once a sale is developed, the customer typically will provide the Company with a forecast and a desired shipment schedule up to one year in advance, which are reviewed quarterly, and in some cases monthly.  These forecasts and schedules are dependant on the demand for and delivery schedules developed with the ultimate finished goods buyer.  The Company’s customers usually will issue to the Company an irrevocable purchase order combined with the firm shipment schedule three months prior to shipment.

Principal Suppliers

For the gear segment, the Company sources parts and components and semi-finished products mainly from Zhejiang Yuyang Machinery Co., Ltd., Changzhou No. 2 Gears Co., Ltd., Xinchang Liyuan Foundry Co., Ltd., and Xinchang Zhisheng Machinery Co., Ltd. for Zhongchai JV’s for further fine processing and assembly.

For the gear segment, four major suppliers, Zhejiang Yuyang Machinery Co., Ltd., Changzhou No. 2 Gears Co., Ltd., Xinchang Liyuan Foundry Co., Ltd., and Xinchang Zhisheng Machinery Co., Ltd., accounted for 32%, 13%, 5% and 4%, respectively, of the total purchases, for the fiscal year ended June 30, 2009. For the auto parts segment, the Company had three major suppliers, Zhejiang Yongkang Boyu, Wuxi Susun and Pico Industries Co., Ltd., which provided approximately 45%, 25%, and 7%, respectively, of the Company's purchases of the auto parts for the fiscal year ended June 30, 2009. These seven suppliers accounted for 11%, 6%, 2%, 24%, 10%, 4% and 3%, respectively, of the Company’s consolidated purchases for the fiscal year ended June 30, 2009.

The Company does not have any long term supply agreements with any of these companies, and it purchases products on the basis of purchase orders. None of our suppliers have any ownership in the Company or any relationship with the insiders of the Company.

Distribution

For our gear and gearbox business, currently the Company ships finished products directly to its customers from the factory warehouse in Zhejiang, China.

For our discontinued automotive parts business, the Company did not maintain inventories in China. Most of the orders received by IBC were container based with the shipment pre-scheduled. In most of cases IBC arranged for shipments directly from the suppliers in China to the customers’ warehouse in North America. Occasionally, IBC leased warehouse space in California to receive returned products which were still under warranty and to refurbish them locally.

Competition

As the demand for gear and gearbox products has grown in China, the competition within that market has also grown and has become severe.  There are many local manufacturers making gears and gearboxes, and most of them are willing to compete for customers and market share through low pricing. There are also many global manufacturers interested in the large Chinese market who are entering the market and selling gear and gearbox products having better quality and design than many Chinese suppliers.  ZhongChai JV faces the many challenges of being a new entrant to compete for new customers.  Management believes it will take ZhongChai JV a few years to establish a solid customer base for itself.

Employees

As of June 30, 2009, the Company employed directly and through its subsidiaries approximately 110 individuals in the United States and China, consisting of 3 executives and managers, 9 technical personnel, 3 sales and marketing personnel, and 22 administrative and support personnel, and 73 production personnel. The employees are not currently represented by any labor union or similar collective bargaining group.

Item 1A.   Risk Factors

An investment in our common stock is speculative and involves a high degree of risk and uncertainty. You should carefully consider the risks described below, together with the other information contained in this Annual Report on Form 10-K, including the consolidated financial statements and notes thereto, when evaluating our Company and our business before deciding to invest in our common stock. The risks described below are not the only ones facing us. Additional risks not presently known to us or that we presently consider immaterial may also harm us. If any of the following risks occur, our business, financial condition and results of operations and the value of our common stock could be materially harmed.

Risks Related to Our Business

We anticipate that a significant portion of our revenue will be from the sale of gears to one customer. We have considerable risk related to the reliance on that one customer which could have a detrimental consequence to our long term viability.

We anticipate that a significant portion of our revenues will be from the sale of gear and gearbox products to Zhejiang Xinchai Co., Ltd., which represents about 69% of our sales. We face the risks inherent in relying on a single customer. If Zhejiang Xinchai Co., Ltd. experiences any events that affect its purchase of our products, there could be considerable detrimental consequences to our financial results and long term viability.

Our revenues will decrease if there is less demand for the kinds of products in which our products are component parts.

Our principal customers are manufacturers of engines, gearboxes and industrial equipment. Our products are part of the larger end product of these manufacturers, including things such as fork lifts, excavators, construction equipment, tractors, pumps and other machinery. If sales of these kinds of end products decrease, then the demand for our products and our revenues would likewise decrease.  Therefore, we are dependent on a limited market segment.

Because of competition, we could experience downward pricing pressure on our products from our customers, which may adversely affect our growth, profit margins and net income.

We could face downward pricing pressure from our customers as a result of the intense competition in our industry.  To retain our existing customers and gain new ones, we will have to continue to keep our unit prices competitive and possibly improve or expand our product offerings.  In view of our need to maintain competitive prices on our products, our growth, profit margins and net income will be affected if we cannot effectively continue to control our sourcing and other costs.

We receive a significant portion of our revenues from a small number of customers which may make it difficult to negotiate price increases for our products.

A significant portion of our revenues depends on a small number of customers. Dependence on a few major customers could make it difficult to negotiate price increases for our products.  Therefore, in addition to competitive pressures, we may face limitations on our ability to increase our prices to account for raw material price increases, increases in wages and production costs and other expenses of production. In such event, our profit margins may be reduced and our overall profitability reduced.

Our contracts with our customers generally are short-term and do not require the purchase of a minimum amount, which may result in periods of time during which we have limited orders for our products.

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

We face short lead-times for delivery of products to customers.  Failure to meet delivery deadlines could result in the loss of customers and damage to our reputation and goodwill.

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

As is customary in China, for competitive reasons, we grant relatively long payment terms to most of our customers.  As a result of the size of many of our orders, these payment terms may adversely affect our cash flow and our ability to fund our operations out of our operating cash flow. In addition, the reserves we establish for our receivables may not prove to be adequate in view of an actual experience of bad debts. The failure of our customers to pay us timely would negatively affect our working capital, which could in turn adversely affect our cash flow.

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

We may not be able to finance the development of new products, which could negatively impact our competitiveness.

Our future operating results will depend, to some extent, on our ability to continue to provide new products that compare favorably on the basis of cost and performance with the products of our competitors.  Some of our competitors have design and manufacturing capabilities and technologies that compete well with our products, particularly in markets outside of China.  To remain competitive, we believe that in the future we will have to incur product development expense and invest in research for new products.  These costs could result in greater operating expenses. All of these factors will create demands on our working capital and our ability to fund our current and future marketing and distribution activities and the expansion of our business.

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

Although we have no commitments or agreements for any acquisitions at this time, a component of our growth strategy is to invest in or establish strategic alliances such as joint ventures with other companies, or acquire companies or divisions of companies that design, manufacture or distribute complementary products such as other sizes or designs of diesel engines, gearboxes or parts. We may be unable to identify suitable investments or acquisition candidates or to make these investments, alliances or acquisitions on a commercially reasonable basis, if at all.  If we complete an investment, alliance or acquisition, we may not realize the anticipated benefits from the transaction.

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

The cyclical nature of industrial and agricultural equipment and medium and light duty commercial vehicle production and sales could result in a reduction in gears and gearboxes sales, which could adversely affect our financial condition.

Our sales to manufacturers rely on industrial and agricultural equipment and medium and light duty commercial vehicle production and sales by our customers, which are cyclical and depend on general economic conditions and other factors, including consumer spending and preferences.  They also can be affected by government policies, labor relations issues, regulatory requirements, and other factors. All or any one of these factors may result in fluctuations in the demand for our products with an impact on our financial condition.

Increasing costs of goods from our suppliers as a result of increasing costs for manufactured components and raw materials may adversely affect our profitability.

A broad range of manufactured components and raw materials are used in the production of gears and gearboxes.  The prices of these products are increasing as a result of the growth of the Chinese economy.  Our suppliers may further increase the price of raw materials and components we use in our production.  Because it may be difficult for us to pass increased costs on to our customers, any significant increase in the prices of our purchased goods could materially increase our operating costs and adversely affect our profit margins and profitability.

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

We are subject to the requirements of environmental and occupational safety and health laws and regulations in China.   To the extent that we expect to expand our operations into other geographic areas, we will become subject to such laws and regulations of those countries as well.  We cannot provide assurance that at all times we have been or will be in full compliance with all of these requirements, or that we will not incur material costs or liabilities in connection with these requirements.  The capital requirements and other expenditures that may be necessary to comply with environmental requirements could increase and become a material expense of doing business.

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

International expansion may subject us to risks inherent in doing business internationally, such as protectionist limitations, higher sales costs and additional importation taxes, all of which could affect our profitability.

Our long-term business strategy includes plans to expand sales outside China by targeting markets, such as Europe and the United States.  Risks affecting international expansion include challenges caused by distance, language and cultural differences, conflicting and changing laws and regulations, international import and export legislation, trading and investment policies, foreign currency fluctuations, the burdens of complying with a wide variety of laws and regulations, protectionist laws and business practices that favor local businesses, foreign tax consequences, higher costs associated with doing business internationally, restrictions on the export or import of technology, difficulties in staffing and managing international operations, trade and tariff restrictions, and variations in tariffs, quotas, taxes and other market barriers.  These risks could restrain international expansion, which in turn could limit our opportunities and the sought benefits of international sales. Such expansion, may require us to incur additional expenses which are not recovered though improved sales.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 or SOX 404, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the Company’s internal controls over financial reporting in their annual reports, including Form 10-K.  We can provide no assurance that we will meet all of the requirements imposed thereby for each year and from time to time. There can be no assurance that we will receive a positive attestation from our independent auditors. In the event there are significant deficiencies or material weaknesses identified in our internal controls, and we cannot remediate in a timely manner, we may not be able to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements.

Risks Related to Doing Business in China

We are subject to the risks associated with doing business in the People’s Republic of China.

Our operations, assets and sales are located in China. Therefore, we are subject to special considerations and significant risks not typically associated with companies operating in North America and Western Europe. These include risks associated with, among other things, the political, economic and legal environment of China which is a partially controlled economy. Our results may be adversely affected by changes in the political and social conditions in China and by changes in governmental policies with respect to social and commercial laws and regulations, anti-inflationary measures, currency controls, conversion restrictions and remittances abroad.  The recent changes in the tax laws will also have an impact on the operations of the Company.

Although a large portion of the productive assets in China are owned by the Chinese government, in the past years the government has implemented economic reform measures that emphasize decentralization and encourage private economic activity. Because these economic reform measures may be inconsistent or ineffectual, there are no assurances that:

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

Over the last few years, China’s economy has registered a particularly high growth rate. Recently, there have been indications that rates of inflation have increased.  For example, employee costs are increasing as are the costs of raw materials. In response, the Chinese government has taken some measures to regulate the growth of the economy. These measures include restrictions on the availability of domestic credit, monitoring international currency transactions, reducing the purchasing capability of certain of its customers, and limited re-centralization of the approval process for purchases of some foreign products.  There has been some revaluation of the currency which has increased the costs of imported products.  The Chinese government may adopt additional measures to further combat inflation, including the establishment of freezes or restraints on certain projects or markets. These measures may adversely affect our manufacturing operations and margins.

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

The source of funds for any dividend and other equity based distributions will be from our operating subsidiary in China, which is subject to various legal and contractual restrictions and uncertainties as well as the practice of such subsidiary in declaring dividends, and our ability to pay dividends or make other distributions to our shareholders is negatively affected by those restrictions, uncertainties and dividend practices.

We conduct our business operations through our Chinese joint venture.  As a result, our profits available for distribution to our shareholders are dependent on the profits available for distribution from our joint venture.  Under current PRC law, our PRC joint venture is regarded as a foreign-invested enterprise in China.  PRC law permits payment of dividends only out of net income as determined in accordance with PRC accounting standards and regulations.  Determination of net income under PRC accounting standards and regulations may differ from determination under U.S. generally accepted accounting principles in significant aspects, such as the use of different principles for recognition of revenues and expenses.  Under PRC law, our PRC joint venture is required to set aside 10% of its net income each year to fund a designated statutory reserve fund until such funds reach 50% of registered share capital.  These reserves are not distributable as cash dividends.  As a result, our primary internal source of funds for dividend payments is subject to these and other legal and contractual restrictions and uncertainties, which in turn may limit or impair our ability to pay dividends to our shareholders although we do not presently anticipate paying any dividends.  Moreover, any transfer of funds from us to our PRC joint venture, either as a shareholder loan or as an increase in registered capital, is subject to registration with or approval by PRC governmental authorities.  These limitations on the flow of funds between us and our PRC joint venture could restrict our ability to act in response to changing market conditions.  Distributions will also be subject to taxation and withholding requirements, imposed by the PRC and under United States tax law.  To date, our PRC Joint Venture has not distributed any profits and does not anticipate doing so for the near term.

Foreign Exchange Control Risks

Fluctuations in the value of the Chinese Renminbi relative to foreign currencies could affect our operating results.

Our revenues and expenses are China based, whose currency is the Chinese Renminbi.  However, we use the United States dollar for financial reporting purposes.  The value of Chinese Renminbi against the United States dollar and other currencies may fluctuate.  The Chinese government is valuing the exchange rate of the Chinese Renminbi against a number of currencies, rather than just exclusively to the United States dollar.  Although the Chinese government has stated its intention to support the current international value range of the Chinese Renminbi, we cannot assure you that the government will not take steps to revalue it.  As our operations are in China, any significant revaluation of the Chinese Renminbi may materially and adversely affect our cash flows, revenues and financial condition. To date, we have not engaged in any hedging transactions in connection with our operations.

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

Currently, there is very limited trading in our common stock.  There can be no assurance that an active trading market will develop for such shares.   If an active public trading market does not develop or continue, you may have limited liquidity and may be forced to hold your investment in the Company for an indefinite period of time.  Further, the prices and volume of trading in the common stock may be adversely affected if its securities are not listed or quoted.

There may be substantial sales of the common stock by stockholders which could cause the price of the stock to fall.

Future sales of substantial amounts of the common stock in the public market, if one develops, or the perception that such sales might occur, could cause the market price for our common stock to decline and could prevent an active market developing.  Such “overhang” could impair the value of an investment in the common stock.  These factors may could also restrict the Company’s ability to raise equity capital in the future.  A relatively small proportion of the outstanding shares are free trading.  All the shares that were issued as restricted stock and the shares held by our affiliates, which represent the majority of our outstanding shares of common stock, may be sold pursuant to Rule 144 as applicable to former shell companies, subject to the limitations on the number of shares held by affiliates that can be sold from time to time. The sales of common stock by the stockholders able to sell under Rule 144 may depress any trading market that develops.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.            Description of Properties

The Company has an office in China and one operating facility in China.

The principal executive office of the Company is located in the city of Hangzhou in China, where the Company leases an aggregate of approximately 1,400 square feet at an approximate, aggregate annual rental of $12,000.  The lease has term of one year. This office mainly handles general corporate affairs, administrative matters, accounting activities and other supporting functions.

The ZhongChai JV and Shengte conduct operations from a facility in Xinchang County, Zhejiang Province in China, with an aggregate leased space of approximately 32,000 square feet, for annual rental of approximately $32,000.

Item 3.            Legal Proceedings

On November 6, 2008, nine of the investors in the private placement conducted by the Company in March – April 2007 filed a law suit in federal court in New York against the Company, Usunco Automotive Ltd., Mr. Wang and vFinance Investment, Inc.  The case name was The Pinnacle Fund, L.P., Pinnacle China Fund. L.P., Atlas Capital Master Fund, L.P., Atlas Capital (Q.P.), L.P., Westpark Capital, L.P., Sandor Capital Master Fund L.P., Vision Opportunity Master Fund, Ltd., Heller Family Foundation, Jayhawk Private Equity Co-Invest Fund, L.P., and Jayhawk Private Equity Fund, L.P., Plaintiffs v. Equicap Inc., Usunco Automotive Ltd., vFinance Investment, Inc., and Peter Wang, Defendants, United States District Court, Southern District of New York, 08CIV 9008.  The allegations asserted were based on alleged violations of the Securities Exchange Act of 1934 and Rule 10b-5, fraud, fraudulent inducement, professional malpractice and negligent misrepresentation arising out of the private placement in March – April 2007.  The action sought a return of the investment funds of the plaintiffs, payment of interest, restitution and disgorgement of profits and other ill gotten gains, damages for lost opportunity and other consequential damages.  The Company was obligated to provide indemnification to vFinance Investments, Inc. for its expense in defending the claims against it and any settlement costs.

In July 2009, the Company and Mr. Wang agreed upon the terms of a settlement agreement to the action.  The settlement agreement provided (i) for a third party, Ruihua International Limited ("Ruihua"), to purchase all the shares of common stock of the Company owned and held of the plaintiffs, (ii) upon the purchase of the shares, for the Company and Mr. Wang and each of the plaintiffs to exchange general mutual releases as to all matters arising concerning the plaintiffs' purchase and holding of the common shares of the Company, and (iii) for a stipulation to dismiss the action.  The settlement agreement was consummated on July 31, 2009. The action was discontinued with prejudice by stipulation among all the parties which was signed and filed on July 31, 2009, and the stipulation was "so ordered" by the court on August 4, 2009.

 In connection with the purchase by Ruihua of the shares sold to it as part of the settlement of the above described action, Ruihua also bought shares from another shareholder who was not a party to the action.  As a result of the two share acquisitions, Ruihua acquired a total of 17,431,104 shares, currently representing 61.88 % of the issued and outstanding shares of common stock of the Company.  Ruihua does not have any registration rights with respect to the shares or other provisions related to control of the Company, such as the right to have specific representation on the board of directors or nominate potential directors for election, other than their rights as a shareholder under the certificate of incorporation and by laws of the Company and under the provisions of Nevada law and the United States securities laws.

Item 4.            Submission of Matters to a Vote by Security Holders

During the fourth quarter of fiscal year 2009, no matters were submitted to a vote by security holders.

PART II

Item 5.            Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock price is quoted on the OTC Bulletin Board, or OTCBB, under the symbol “EQPI.OB”. There is a very limited trading market for our stock. There can be no assurance that a liquid market for our securities will ever develop. The following table sets forth for the periods indicated the high and low prices per share traded for our common stock as reported on the OTCBB.

Quarter Ended	High	Low
2007
September 30	$2.00	$1.00
December 31	$1.00	$0.40
2008
March 31	$0.40	$0.20
June 30	$0.30	$0.15
September 30	$0.20	$0.05
December 31	$0.07	$0.01
2009
March 31	$0.05	$0.01
June 30	$0.06	$0.02

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

Holders

We have approximately 415 record holders of our common stock. We believe that in addition to the record ownership there are additional beneficial owners who hold their shares in street name or through other nominees, but we have not ascertained the number of such persons.

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

Recent Sales of Unregistered Securities

None.

Transfer Agent

The transfer agent and registrar for the common shares of Equicap is Olde Monmouth Stock Transfer Co., Inc., 200 Memorial Parkway, Atlantic Highlands, NJ  07716.

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued upon the exercise of options, warrants or rights under our existing equity compensation plans. The information in this table is as of June 30, 2009.

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

ITEM 6. Selected Financial Data

The following selected financial data for the three years ended June 30 are derived from the audited consolidated financial statements of Equicap, Inc. after the Share Exchange between Equicap and Usunco in March 2007. Prior to the Share Exchange, Equicap was a shell company with nominal assets and operations and with a different fiscal year end. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information.

SELECTED FINANCIAL DATA

	Year ended June 30,

	2009	2008	2007

OPERATIONS DATA

Revenues	$4,923,918	$3,333,325	$1,817,264

Net income (Loss)	(1,132,190)	(1,964,725)	(5,279,437)

Income/(loss) per common share (basic and diluted)	$(0.04)	$(0.07)	$(0.24)

BALANCE SHEET DATA
Total assets	$17,102,682	$14,790,817	$13,893,621
Shareholders' equity	$9,578,269	$10,701,893	$10,046,397

QUARTERLY FINANCIAL DATA

Unaudited quarterly results of operations for the fiscal years ended June 30, 2009 and 2008 should be read in conjunction with the consolidated financial statements, related notes and other financial information and the Company's quarterly reports on Forms 10-Q and 10-QSB, for the fiscal years 2009 and 2008.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year
Year Ended June 30, 2009
Revenues	$1,186,570	820,527	976,967	1,939,854	$4,923,918
Gross profit	$334,483	126,630	206,421	416,885	$1,084,419
Net loss	$(130,538)	(366,701)	(319,817)	(315,134)	$(1,132,190)
Loss per common share - basic and diluted	$(0.00)	(0.01)	(0.01)	(0.02)	$(0.04)

Year Ended June 30, 2008
Revenues	$732,607	741,978	968,914	889,826	$3,333,325
Gross profit	$144,169	187,806	182,543	176,993	$691,511
Net loss	$(137,741)	(356,774)	(140,428)	(1,329,782)	$(1,964,725)
Loss per common share -basic and diluted	$(0.01)	(0.01)	(0.00)	(0.05)	$(0.07)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Result of Operations

The following is management’s discussion and analysis of certain significant factors that have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements, as well as information relating to the plans of our current management.  This report includes forward-looking statements.  Generally, the words “believes,” “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions  or the negative thereof or comparable terminology are intended to identify forward-looking statements.  Such statements are subject to certain risks and uncertainties, including, but not limited to, those described in the “Risk Factors” set forth in Item 1A – Risk Factors and the matters set forth in other reports or documents we file with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected.  Undue reliance should not be placed on these forward-looking statements that speak only as of the date hereof.  We undertake no obligation to update these forward-looking statements.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included in this report.
Overview

Equicap, Inc. (“Equicap”) does business through its subsidiary, Usunco Automotive Limited (“Usunco”) which in turn operated through IBC Automotive Products, Inc. (“IBC”), its wholly-owned subsidiary established under the laws of the State of California until June 15, 2009 (the “North America/Auto Parts Segment”), and through Zhejiang ZhongChai Machinery Co., Ltd. (the “ZhongChai JV”), a 75%-owned joint venture established under the laws of the People’s Republic of China (the “PRC” or “China”) and Zhejiang Shengte Transmission Co., Ltd.(“Shengte”) a company established under the laws of the PRC and wholly owned by ZhongChai JV (the “China/Gear Segment”).  Through its operating subsidiaries, the Company is currently engaged in manufacturing and sale of gears and gearboxes in China and, prior to June 15, 2009, was engaged in the distribution of automotive parts in North America. In June 2009, IBC, which represented all the North America/Auto Parts Segment, was sold because it no longer fitted the overall business strategy of the Company and because it no longer represented a significant amount of the assets or gross revenues of the Company.

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

Private Placement Offering

As a condition to the Share Exchange, Equicap and Usunco conducted a private placement offering of its common stock to accredited, institutional investors in which Equicap raised gross proceeds of $12 million (“Offering”) under an exemption from registration under Section 4(2) of the Securities Act.  After commissions and expenses related to the Offering and the $450,000 advisory fee payable to Fountainhead, Equicap received net proceeds of approximately $10,000,000 in the Offering.  The investors were issued an aggregate of 8,450,704 shares of common stock, representing approximately 30% of the issued and outstanding common stock of Equicap.

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

In connection with the Offering, Equicap granted registration rights to the investors and the holders of the Agent Warrant, and provided for registration rights for certain former principal shareholders of Equicap through piggy-back rights for their respective shares of common stock.  Equicap entered into one registration rights agreement with the aforementioned persons. In addition, if certain make good shares were distributed to the investors, Equicap was obligated to register these shares in addition. If any of the registrable shares are not eligible for registration because of the rules and regulations of the Securities and Exchange Commission, when they are eligible for registration, Equicap will be obligated to take such action to have them registered for sale by the holder by filing successive registration statements. The initial registration statement for sale of the common shares was filed within the 45 day time limit of the registration rights agreement, and Equicap had to have the registration statement effective within 150 days of the closing date of the Offering.  If these actions were not achieved by the specified dates, then Equicap had to pay each of, and only, the investors an amount equal to 1% of the share purchase price actually paid by such investor for each month thereafter that the shares could not be sold under the registration statement  Similar penalties for the failure to file or have declared effective a registration statement within the stated time periods and maintain its effectiveness apply to the subsequent required registration statements.  The maximum penalties under the liquidated damages provision payable to the investors is 10% of the share purchase price paid by the investors in the Offering. The registration statements required for the investors and vFinance under the registration rights agreement must be kept effective until all the shares of these parties are sold or may be sold without limitation under then Rule 144k promulgated under the Securities Act (“Rule 144k”).  Equicap did not meet the effectiveness deadline for the initial registration statement and paid $32,000 to the investors under the liquidated damages provision.

The former principal shareholders of Equicap who have piggy-back rights also have a demand registration right after all the shares of the investors and vFinance have either been sold or may be sold without limitation under the then Rule 144k.  The Company is obliged to keep this registration statement effective until all the shares have been sold or are eligible for sale under Rule 144k.  Currently, Equicap believes that the shares may be sold under Rule 144, being the effective equivalent of Rule 144k or the obligation is no longer applicable because the shares have been sold.

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

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United Stated of America. The consolidated financial statements include the accounts of Equicap, Inc. and its wholly and majority owned subsidiaries. All inter-company transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

In accordance with Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows,” the Company considers all highly liquid instruments with original maturities of three months or less to be cash and cash equivalents.

Accounts Receivable and Bad Debt Reserves

Trade accounts receivable are stated at the amount management expects to collect from balances outstanding at the end of the period. Based on its assessment of the credit history with customers having outstanding balances and current relationships with them, management makes conclusions whether any realization of losses on balances outstanding at the end of the period will be deemed uncollectible based on the age of the receivables. The Company reserves 0.5% of accounts receivable balances that have been outstanding below three months, 5% of accounts receivable balances that have been outstanding between three months and six months, 20% of receivable balances that have been outstanding within one year, 50% of receivable balances that have been outstanding for between one year and two years, and 100% of receivable balances that have been outstanding more than two years. The balance of allowance for doubtful accounts amounted to $7,732 and $29,747 as of June 30, 2009 and 2008, respectively.

Inventory

Inventories are stated at the lower of cost or net realizable value. Cost is calculated on the weighted-average basis and includes all costs to acquire and other costs incurred in bringing the inventories to their present location and condition. The Company evaluates the net realizable value of its inventories on a regular basis and record a provision for loss to reduce the computed weighted-average cost if it exceeds the net realizable value. The Company did not record any provision for slow-moving and obsolete inventory as of June 30, 2009 and 2008.

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

Goodwill and Other Intangible Assets

Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Goodwill and intangible assets deemed to have indefinite lives are not amortized. All other intangible assets are amortized over their estimated useful lives. Goodwill and indefinite-lived intangible assets are subject to annual impairment testing using the guidance and criteria described in Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets”. This testing compares carrying values to fair values and, when appropriate, the carrying value of these assets is reduced to fair value. As of June 30, 2009, the Company concluded that there were no impairments on goodwill or indefinite-lived intangibles.

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

Sales Return and Warranties

Generally the Company does not accept the return of products once sold to customers.  The Company generally provides a one-year limited warranty covering manufacturing defects and/or product functional failures. After evaluation and confirmation of customer complaints, the Company either replaces the defective products or accepts returns by crediting the customer's account, and is responsible for the costs and expenses thus incurred. For auto parts distribution business, replacements and returns, and handling costs are passed through to supplying manufacturers.

Advertising Costs

The Company expenses the cost of advertising as incurred.  Advertising costs for the years ended June 30, 2009 and 2008 were insignificant.

Research and Development Costs

Research and development ("R&D) costs are classified as general and administrative expenses and are expensed as incurred.

Comprehensive Income (Loss)

The Company has adopted SFAS No. 130, Reporting Comprehensive Income, which establishes rules for the reporting and display of comprehensive income, its components and accumulated balances. SFAS No. 130 defines comprehensive income (loss) to include all changes in equity, including adjustments to minimum pension liabilities, accumulated foreign currency translation, and unrealized gains or losses on available-for-sale marketable securities, except those resulting from investments by owners and distributions to owners.

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”), which establishes the FASB Accounting Standards CodificationTM as the single source of authoritative US GAAP, organized by topic, and creates a new referencing system to identify authoritative literature such that references to SFAS, EITF, etc. will no longer be valid. The Codification does not create any new GAAP standards. In addition, the Securities and Exchange Commission (“SEC”) rules and releases will remain as sources of authoritative US GAAP for SEC registrants. SFAS 168 will be effective for the Company’s first quarter of fiscal 2010 and is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued SFAS 165, Subsequent Events (“SFAS 165”), which establishes the general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. SFAS 165 is effective for interim and fiscal years ending after June 15, 2009, which is the Company’s fourth quarter of fiscal 2009. The adoption of SFAS 165 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, was issued to provide additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased.

This FSP also provides guidance on identifying circumstances which indicate that a transaction is not orderly. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1, APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, (“FSP 107-1, 28-1”). FSP 107-1, 28-1 requires disclosure about fair value of financial instruments in interim financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. FSP 107-1, 28-1 is effective beginning the Company’s first interim period of fiscal 2010. The adoption of this FSP is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) Business Combinations (“SFAS 141R”). SFAS 141R establishes the requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141R requires acquisition costs be expensed instead of capitalized as is required currently under SFAS 141 and also establishes disclosure requirements for business combinations. SFAS 141R applies to business combinations for which the acquisition date is on or after fiscal years beginning on or after December 15, 2008, and as such, SFAS 141R is effective beginning in the Company’s fiscal year 2010. The Company is evaluating the impact of SFAS No. 141 (R).

In December 2007, the FASB issued SFAS No. 160 Non-controlling Interests in Consolidated Financial Statements — an amendment to ARB No. 51 (“SFAS 160”). SFAS 160 will change the accounting and reporting for minority interests, which will now be termed “non-controlling interests.” SFAS 160 requires non-controlling interests to be presented as a separate component of equity and requires the amount of net income attributable to the parent and to the non-controlling interest to be separately identified on the consolidated statement of operations. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, and as such, will be effective beginning in the Company’s fiscal year 2010. The Company does not expect the adoption of SFAS No. 160 to have a material impact on its consolidated financial statements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This standard permits entities to measure many financial instruments and certain other items at fair value. The purpose is to improve financial reporting by providing entities with the opportunity to mitigate volatility. SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No.159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.  SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies and choose different measurement attributes for similar types of assets and liabilities.  SFAS No. 159 is effective for the Company on July 1, 2008. It is not expected that the adoption of SFAS No. 159 will have a material impact on the Company’s financial condition or results of operations.

Fair Value of Financial Instruments

The Company considers the carrying amounts reported in the consolidated balance sheet for current assets and current liabilities qualifying as financial instruments and approximating fair value.

Income Taxes

Deferred income taxes are computed using the asset and liability method, such that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between financial reporting amounts and the tax basis of existing assets and liabilities based on currently enacted tax laws and tax rates in effect in the United States of America for the periods in which the differences are expected to reverse. Income tax expense is the tax payable for the period plus the change during the period in deferred income taxes. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. No differences were noted between the book and tax bases of the Company’s assets and liabilities, respectively. Therefore, there are no deferred tax assets or liabilities for the year ended June 30, 2009. For the China/Gear segment, the Zhongchai JV is located in the PRC, and is therefore subject to central government and provincial and local income taxes within the PRC at the applicable tax rate on the taxable income as reported in the PRC statutory financial statements in accordance with relevant income tax laws. The standard corporate income tax rate is 25% from January 1, 2008, when China’s new tax law became effective, decreased from 33%.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from those estimates.

Operating Results

The Fiscal Year Ended June 30, 2009 Compared to the Fiscal Year Ended June 30, 2008

Revenue

Revenue increased by $1,590,593 or 48% to $4,923,918 for the year ended June 30, 2009 compared with $3,333,325 for the year ended June 30, 2008. Revenue for the year ended June 30, 2009 consists of sales of automotive parts in North America and sales of gears and gearboxes in China, for $1,094,028 and $3,829,890, respectively. Revenue for the year ended June 30, 2008 consists of sales from these two segments for $778,838 and $2,554,487, respectively. Increase in gears and gearboxes sales in fiscal 2009 compared to last year was attributed to the Company’s expansion in production capacity and continuous marketing efforts, taking advantage of the recovery of domestic market in China for gear and gearbox products as a result of Chinese government’s economic stimulus plan.

Cost of Sales and Gross Margin

Cost of sales was $3,839,489 for the year ended June 30, 2009, increasing by $1,197,675 or 45%, from $2,641,814 for the year ended June 30, 2008. The gross margin was approximately 22% for the year ended June 30, 2009 compared to approximately 21% for the year ended June 30, 2008. For the North America/Auto Parts segment, gross margin dropped by more than 1% to 14% on average for fiscal 2009, mainly attributed to the appreciation of RMB against USD, and IBC’s relatively weak market position. For the China/Gears segment, gross margin improved from 22% for fiscal 2008 to 24% for fiscal 2009, mainly attributed to the Company’s achievement of a larger economy of scale and the lowered material prices, despite the introduction of new gearbox products which bear a relatively low margin.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consisted primarily of labor cost and related overhead costs for sales, marketing, finance, legal, human resources and general management. Such costs also include the expenses recognized for stock-based compensation pursuant to FAS 123(R).

SG&A expenses increased by $700,053 to $2,048,155 in the year ended June 30, 2009 from $1,348,102 in year ended June 30, 2008. SG&A expenses for fiscal years 2009 and 2008 mainly consist of selling expenses, and costs related to being a public company including professional services related to auditing, legal and other services, costs associated with the operating expenses in China, and non-cash expenses amounting to $108,789, respectively, recognized for stock based compensation related to stock options and warrants granted in the period pursuant to SFAS 123(R). The increase of SG&A in fiscal year 2009 is mainly attributed to additional legal and other consulting expenses and indemnifications for approximately $315,000 related to the lawsuit and the settlement efforts thereof (as described in Item 3 Legal Proceedings); and ZhongChai JV’s increase in R&D expenses for approximately $208,000 and in rental expense for approximately $44,000 in the fiscal 2009.

Unusual Charge

In connection with the private placement in connection with the Share Exchange, for the benefit of the investors, eight of the former shareholders of Usunco, some of whom were the officers and directors of Equicap, agreed to place into escrow an aggregate of 10,140,846 shares of common stock issued in the Share Exchange.  These shares were subject to distribution to the investors if certain defined financial targets were not achieved on a consolidated basis by Equicap for the fiscal years ending June 30, 2007 and 2008.  These financial targets were not reached, and consequently, in each of those years, the required number of shares were transferred to the investors, which represented all the 10,140,846 shares.

According to SAB 79, Accounting for Expenses or Liabilities by Principal Stockholder(s), because the performance criteria was not met in either of the two fiscal years and all the shares were released to the investors, the shares were treated as an expense for the aggregate market value of the shares as of the date of release. For the year ended June 30, 2007, based upon the market value of $1.30 per share as of June 30, 2007, the total expense recognized for the fiscal year of 2007 was $3,954,930. For the year ended June 30, 2008, based upon the market value of $0.20 per share as of June 30, 2008, the total expense recognized for the fiscal year of 2008 was $1,419,719. The expense is treated as an unusual item since it is deemed to be unusual in nature but may not be infrequent in occurrence. This recognition of expense would not occur if the shares are forfeited or cancelled and are not released to either the investors or the former shareholders of Usunco.

Included in Unusual Charge for fiscal 2009 is Loss on Disposal of IBC for amount of $220,782. On June 8, 2009, the Company, with its wholly owned subsidiary Usunco, entered into an agreement to sell IBC, the wholly owned subsidiary of Usunco, to certain of the management of IBC. The transaction was closed on June 15, 2009.

Net Loss

Net loss reached $1,132,190 in the year ended June 30, 2009 compared with net loss of $1,964,725 in the year ended June 30, 2008. The net loss for fiscal year of 2008 was mainly attributed to the recognition of $1,419,719 unusual loss arising from the make good arrangement for fiscal year 2008. Loss for fiscal year of 2009 was mainly attributed to the increase in SG&A related to the lawsuit, increase in R&D expenses, and the loss on disposal of IBC.

Liquidity and Capital Resources

As of June 30, 2009, Equicap had assets equal to $17,102,682 which primarily were comprised of cash and cash equivalents and restricted cash of $4,305,918, net account receivables, note receivable and other receivables of $2,065,548, inventory of $1,568,445, and advance payment of $2,988,235.  The advance payment represented an advance payment made by the Zhongchai JV to Zhejiang Xinchai Holdings Co., Ltd. ("Xinchai Holdings"), for purchase of the land use right and plant building for the purpose of Zhongchai JV’s future production expansion. Equicap’s current liabilities as of June 30, 2009 were $4,764,568, which primarily were comprised of trade accounts payable and accrued expenses, notes payable, short term loan and other payable. At June 30, 2009, Equicap had working capital of $6,202,353.  Equicap believes that it has sufficient operating capital for its current operations.

Through the fiscal year ended June 30, 2009, Equicap has funded its operations from income generated by its IBC subsidiary and, to a greater extent, by the income generated by Usunco and its PRC subsidiaries and from the sale of equity securities.  The principal equity funding for the Company was a private placement in March 2007, in which Equicap sold 8,450,704 shares at an aggregate offering price of $12,000,000.  After related expenses, Equicap had net proceeds of approximately $10,000,000.  The net proceeds of the private placement are being used by Equicap and its various subsidiaries principally for market expansion, product development, product acquisition and working capital and general corporate purposes.

Equicap used $8,000,000 of the proceeds from the March 2007 offering to fund the capital of ZhongChai JV.  These funds are available as working capital of the joint venture.  The joint venture partner contributed $2,600,000 of working capital simultaneously with the contribution by Equicap.

During the first quarter of fiscal year 2008, Equicap used approximately $3,700,000 of its cash assets to acquire Shengte as a wholly-owned subsidiary of ZhongChai JV.  The cash assets used for this acquisition were those forming a part of the working capital contributed to ZhongChai JV.  Shengte is a manufacturer and distributor of gears mainly used in engines and gearboxes, and gearboxes (transmissions) which are primarily used in industrial equipment such as forklift trucks. We expect that future cash flows generated from the operation of gear and gearbox business will be sufficient to cover the Company’s working capital requirements for this business.

During the first quarter of fiscal year 2008, Equicap paid a liquidated damages amount of $32,000 because it did not have a registration statement for certain shares declared effective by a date determined under a registration rights agreement entered into in connection with the March 2007 offering.

On June 8, 2009, the Company, with its wholly owned subsidiary Usunco, entered into an agreement to sell IBC, the wholly owned subsidiary of Usunco. The transaction was closed on June 15, 2009. The sale agreement provided for the sale of all the share equity of IBC owned by Usunco to certain of the management persons of IBC, Mr. Philip Widmann and Ms. Ruth Kirshner, in exchange for the following: (i) the cancellation of an aggregate of 555,994 shares of common stock of Company which those individuals owned, and (ii) the payment of $60,000 in installments pursuant to the terms of an unsecured promissory note, the final payment of which will be November 15, 2010. As part of the transaction, the Company cancelled $428,261.49 through the closing date, of inter-company debt which funds had been used in the business of IBC prior to the transaction.

On November 6, 2008, a group of the investors, which acquired shares of common stock in the March 2007 private placement, filed a law suit in federal court in New York against the Company, Usunco Automotive Ltd., Mr. Peter Wang and vFinance Investment, Inc. based on alleged violations of the Securities Exchange Act of 1934 and Rule 10b-5, fraud, fraudulent inducement, professional malpractice and negligent misrepresentation, among other things. In July 2009, the Company and Mr. Peter Wang concluded the terms of a settlement agreement to the action.  The settlement agreement provided (i) for a third party, Ruihua International Limited ("Ruihua"), to purchase all the shares of common stock of the Company owned and held of the plaintiffs, (ii) upon the purchase of the shares, for the Company and Mr. Wang and each of the plaintiffs to exchange general mutual releases as to all matters arising concerning the plaintiffs' purchase and holding of the common shares of the Company, and (iii) for a stipulation to dismiss the action.  The settlement agreement was consummated on July 31, 2009. The action was discontinued with prejudice by stipulation among all the parties which was signed and filed on July 31, 2009, and the stipulation was "so ordered" by the court on August 4, 2009. The Company  incurred legal and other consulting expenses and indemnification claims for approximately $315,000 related to the lawsuit and the settlement efforts thereof.

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

Item 8.	Financial Statements

The information required by this Item is incorporated herein by reference to the financial statements beginning on page F-1.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (“Certifying Officers”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal period covered by this Annual Report on Form 10-K. Based upon such evaluation, the Certifying Officers have concluded that, as of the end of such period, June 30, 2009, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is made known to management, including our Certifying Officers, and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of June 30, 2009, the Company’s internal control over financial reporting is effective based on those criteria.

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

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth certain information about each of the members of the Board of Directors and each executive officer as of June 30, 2009:

Name	Age	Position with company	Serving as a Director or an Officer Since
Peter Wang	55	Chairman and President	2007
Haining Liu	56	Director	2007
David Ming He	39	Chief Financial Officer	2007

Mr. Peter Wang has been the Chairman of the board of directors and President since the inception of Usunco in April 2006. He has more than 20 years of experience in technology and service area with strong background in research and development, operations and corporate management. Mr. Wang successfully co-founded a telecom venture in China, Unitech Telecom (now named UTStarcom, NASDAQ: UTSI) in 1990 and was the Executive Vice President until August 30, 1995. From August 1995 to December 2000, Mr. Wang was the Chairman and CEO of World Communication Group.  From December 2000 to the present, Mr. Wang was Chairman and CEO of China Quantum Communication Limited (later changed to Techedge, Inc. and then to China Biopharma, Inc.)  Before forming his own companies, Mr. Wang worked at AT&T Bell Labs during 1987-1990 and Racal-Milgo Information System during 1983-1987.  Mr. Wang was also a co-chairman of Business Advisory Council of the National Republican Congressional Committee during the period 1994-1995. In 2004, Mr. Wang received Outstanding 50 Asian Americans in Business Award. Mr. Wang earned his BS in Math & Computer Science and MS in Electrical Engineering from University of Illinois in 1983, as well as MBA in Marketing from Southeast-Nova University in 1986.  Mr. Wang is the Chairman and CEO of China Biopharma, Inc. (Pink Sheet: CHBO), a company involved in pharmaceutical distribution.

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

The business address of the directors is: 224 Tianmushan  Road, Zhongrong Chengshi  Huayuan 5-1-602, Hangzhou 310007, P.R. China.

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

The following Director Compensation Table summarizes the compensation of our non-employee directors for services rendered by Equicap during the fiscal year ended June 30, 2009.

NON-EMPLOYEE DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash	Option Awards	Total
Haining Liu	$-0-	$-0-	$-0-

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires Equicap’s officers and directors, and persons who own more than ten percent of a registered class of Equicap’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “Commission”). Officers, directors and greater than ten percent beneficial owners are required by Commission regulations to furnish the Company with copies of all forms they file pursuant to Section 16(a). Based solely on the Company’s review of the copies of such forms it received and written representations from reporting persons required to file reports under Section 16(a), to Equicap’s knowledge all of the Section 16(a) filing requirements applicable to such persons with respect to fiscal 2009 were complied with.

Board Committees

The board of directors considers all major decisions.  The board has not established any standing committees thereunder.  The board has affirmatively determined that Mr. Haining Liu is an independent director as defined by applicable securities law and corporate governance guidelines.

If Equicap seeks listing of its shares on a United States securities exchange, then it will take action prior to listing to comply with all corporate governance requirements of the selected exchange, including having audit and executive compensation committees.

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

Equicap adopted a formal code of ethics statement that is designed to deter wrong doing and to promote ethical conduct and full, fair, accurate, timely and understandable reports that Equicap files or submits to the SEC and others.  A copy of the form of Equicap’s code of ethics is filed as an exhibit to a Report on Form 8-K dated March 9, 2007.  Requests for copies of Equicap’s code of ethics should be sent in writing to 224 Tianmushan  Road, Zhongrong Chengshi  Huayuan 5-1-602, Hangzhou 310007, P.R. China, Attention: Secretary.

Limitation of Director Liability; Indemnification

Under Nevada law and the bylaws, the Company is required to indemnify its officers, directors, employees and agents in certain situations.  In some instances, a court must approve indemnification.  As permitted by Nevada statutes, the articles of incorporation eliminate in certain circumstances the monetary liability of its directors for a breach of their fiduciary duties.  These provisions do not eliminate a director’s liability for:

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

Item 11.	Executive Compensation

The table below sets forth for the fiscal year ended June 30, 2009, the compensation of the President and the three other most highly compensated executive officers of Equicap.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary	Bonus	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Peter Wang, Chairman	2008	$50,000	-	-	-	-	-	$50,000
and President	2009	$50,000	-	-	-	-	-	$50,000
Jason Lu, Chief Executive	2008	$75,000	-	-	-	-	-	$75,000
Officer(1)	2009	$68,750	-	-	-	-	-	$68,750
David Ming He, Chief	2008	$48,000	-	-	-	-	-	$48,000
Financial Officer	2009	$48,000	-	-	-	-	-	$48,000
Philip Widmann, SVP	2008	$45,000	-	-	-	-	-	$45,000
Global Marketing(2)	2009	$-0-	-	-	-	-	-	$-0-

(1)	Mr. Jason Lu resigned from the positions of chief executive officer and director of the Company on May 18, 2009.

(2)	Mr. Philip Widmann did not receive cash salary payment from the Company for fiscal 2009. Mr. Widmann discontinued service with the Company as result of the Company’s sale of IBC on June 15, 2009.

The following table sets forth information concerning the other compensation granted to the named executive officers for the fiscal year ended June 30, 2009.

Name	Year	Medical Premiums	401K Employer Match
Peter Wang	2009	$12,000	-
Jason Lu	2009	$11,000	-
David Ming He	2009	$12,000	-
Philip Widmann	2009	$16,204	-

The following table sets forth information concerning the outstanding equity awards granted to the named executive officers at June 30, 2009.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
David Ming He	-	183,275	$1.065	1/14/2012

Employment Agreements

Currently, all employees of Equicap are employed on “at will” employment agreements except Mr. David Ming He, the Chief Financial Officer, who has signed an employment agreement with the Company. The Company intends to establish formal employment contracts for certain other key employees in the future.

The employment agreement with Mr. He provides for a term of employment ending January 2012, unless terminated in accordance with the agreement.  Mr. He reports to the Chief Executive Officer.  He is entitled to a base salary of $48,000 which will be reviewed annually by the Chief Executive Officer or the compensation committee if there is one to determine if increases should be made in light of the size and performance of the Company.  There is provided a 10% increase on January 15, 2009.  Mr. He is entitled to a bonus in each of the fiscal years during the term of the agreement, which may be in the form of cash, stock options or stock.  Mr. He will also be eligible to participate in the stock option and similar plans of the Company.  He is granted an option for 183,275 shares of common stock, of which one third will vest 12 months after the commencement of employment and the balance will vest pro rata each month thereafter.  Mr. He is provided insurance under the Company health plans or paid $1,000 in respect of premiums if not so covered.  He is also entitled to $1,000 per month as a non-accountable expense account, in addition to reimbursement for all other actual travel and other business related expenses.  The employment agreement provides for non-competition and non-solicitation restrictions, confidentiality obligations and restrictions on engaging in other employment.  In the event of termination without cause or for good reason by the executive or upon a change of control, Mr. He will be paid the consideration due for the balance of the employment period of the contract, bonuses for the prior and current year of termination and insurance coverage.

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

Executive Compensation Determination

It is the intention of Equicap to determine executive compensation by a decision of the majority of the directors, at a meeting at which the chief executive officer will not be present.  In the future, the board may establish a compensation committee.

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding common stock beneficially owned on September 21, 2009, for (i) each stockholder known to be the beneficial owner of 5% or more of the outstanding common stock, (ii) each current executive officer and director, and (iii) all executive officers and directors as a group.  The table is based on a total of 27,613,019 shares of common stock outstanding.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)	% of common stock Beneficially Owned
Sinoquest Management Ltd. (2) 224 Tianmushan Road, Zhongrong Chengshi Huayuan 5-1-602, Hangzhou, 310007 P.R.C.	4,120,990	14.92%
Peter Wang (2) 224 Tianmushan Road, Zhongrong Chengshi Huayuan 5-1-602, Hangzhou, 310007 P.R.C.	1,957,470	7.09%
Haining Liu Huanchen Beilu Hangzhou, 310007 P.R.C.	-	*
Jason Zhongyuan Lu 10510 Hillsboro Road Santa Ana, CA 92705 U.S.A.	1,553,634	5.63%
David Ming He (3) 224 Tianmushan Road, Zhongrong Chengshi Huayuan 5-1-602, Hangzhou, 310007 P.R.C.	173,093	*
Ruihua International Ltd. (4) 11/F Front Block, Hang Lok Building, 130 Wing Lok Street, Sheung Wan, Hong Kong	17,431,104	63.13%
All Directors and Executive Officers as a Group (3 persons) (5)	2,130,563	7.72%

*	Less than 1%

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

(2)	Peter Wang has a 47.5% beneficial ownership in Sinoquest Management Limited.

(3)	David Ming He has been granted options to purchase 183,275 shares at an exercise price of $1.065 per share, 173,093 of which will vest and become exercisable within 60 days.

(4)
Ruihua International Limited ("Ruihua") has an address at 11/F Front Block, Hang Lok Building, 130 Wing Lok Street, Sheung Wan, Hong Kong.  The officer and director of Ruihua who has the right to vote and dispose of the shares is Mr. Yang Yong HU.  The foregoing information is derived from an amended 13D filed by Ruihua with the SEC on August 4, 2009.

(5)	Consists of Peter Wang, Haining Liu and David Ming He.

Item 13.	Certain Relationships and Related Transactions and Director Independence

During the fiscal year ended June 30, 2009, other than as set forth in this section, the Company did not enter into any related party transactions with any director, officer, nominee for director, beneficial owner of 5% or more of the equity securities of the Company, or their family members.

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

In October 2007, Zhongchai JV and Xinchai Holding entered into a letter of intent (“LOI”) regarding the “Hangchai Project,” a project to establish Hangzhou Xinchai Company Limited (“Hangzhou Xinchai”) in Hangzhou, for the purpose of manufacturing diesel engines, engine components and related products. At the time of the LOI execution, Xinchai Holding had obtained approvals from the relevant government authorities for the Hangchai Project, and had initiated the processes of establishing the Company and bidding for land. The LOI, among other things, also provided for ZhongChai JV to place a deposit of up to RMB 35 million with Xinchai Holding.  The deposit was only to satisfy the payments or registered capital requirements related to the Hangchai Project.  The LOI is terminable if within 12 months of its execution the Hangchai Project is not completed or ZhongChai JV decides not to pursue the transaction.  On termination, Xinchai Holding is obliged to refund to Zhongchai JV the full amount of the deposit.  Due to changes in the macro economic conditions and business operations for the proposed project, ZhongChai JV has decided not to pursue the project, and Xinchai Holding has agreed with that decision.  All of the deposit placed has been refunded by end of fiscal year ended June 30, 2009 except that a RMB 4 million will be returned until governmental approval for cancellation of Hangzhou Xinchai is obtained in compliance with local regulations.

Item 14.	Principal Accountant Fees and Services

The following table shows the fees paid or accrued for the audit and other services provided by Patrizio & Zhao for the fiscal years ended June 30, 2008 and June 30, 2009:

	June 30, 2008	June 30, 2009
Audit Fees	$93,000	$93,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
	$93,000	$93,000

Audit services of Patrizio & Zhao for the fiscal years 2008 and 2009 consisted of the audit of the year end financial statements and the review of the quarterly financial statements of Equicap and registration statements and other SEC filings.

Because the board of directors of Equicap does not have an audit committee, the above services and engagements were approved by the board of directors.

Item 15.	Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation – (Incorporated by reference from Form 10-KSB for fiscal year ended December 31, 2004, Exhibit 3.1)
3.2	By-laws (Incorporated by reference from Form 10-KSB for fiscal year ended December 31, 2004, Exhibit 3.2)
4.1
Form of Common Stock Purchase Warrant Agreement issued to vFinance Investments, Inc. dated March 7, 2007 (Incorporated by reference from Form 8-K, Current Report, Event dated March 9, 2007, Exhibit 4.1)

10.1	Form of Securities Purchase Agreement with investor in March 2007 private placement. (Incorporated by reference from Form 8-K, Current Report, Event dated March 9, 2007, Exhibit 10.1)

Exhibit No.	Description
10.2	Form of Registration Rights Agreement with investors and others dated March 7, 2007 (Incorporated by reference from Form 8-K, Current Report, Event dated March 9, 2007, Exhibit 10.4)
10.3
Joint Venture Agreement dated July 4, 2007 2006 between Xinchai Holding Group Co., Ltd and Usunco Automotive Limited in respect of Zhejiang Zhongchai Machinery Co., Ltd. (Incorporated by reference from Form 8-K, Current Report, Event dated March 9, 2007, Exhibit 10.1)

10.4
Exclusive Distribution Agreement between  Xinchai Holding Group C., Ltd and Zhejiang Zhongchai Machinery Co., Ltd., Dated as of January 28, 2007 (Incorporated by reference from Form 8-K, Current Report, Event dated March 9, 2007, Exhibit 10.6)

10.5	Share Exchange Agreement dated March 7, 2007, among Usunco Automotive Limited and Equicap, Inc. (Incorporated by reference from Form 8-K, Current Report, Event dated March 9, 2007, Exhibit 10.7)
10.6	Convertible Note Conversion Agreement dated March 7, 2007 with Fountainhead Capital Partners Limited (Incorporated by reference from Form 8-K, Current Report, Event dated March 9, 2007, Exhibit 10.8)
10.7	Consulting Agreement with Fountainhead Capital Partners Limited dated March 7, 2007 (Incorporated by reference from Form 8-K, Current Report, Event dated March 9, 2007, Exhibit 10.9)
14.1	Code of Ethics (Incorporated by reference from Form 8-K, Current Report, Event dated March 9, 2007, Exhibit 14.1)
21.1	Subsidiaries of Equicap, Inc. *
31.1	Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Peter Wang*
31.2	Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 –David Ming He *
32.1	Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Peter Wang *
32.2	Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – David Ming He *
* Filed herewith

b.           Reports on Form 8-K.

N/A

EQUICAP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009 AND 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Equicap, Inc.

We have audited the accompanying consolidated balance sheets of Equicap, Inc. and Subsidiaries (the “Company”) as of June 30, 2009 and 2008, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Equicap, Inc. and Subsidiaries as of June 30, 2009 and 2008, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Parsippany, New Jersey
September 15, 2009

EQUICAP, INC.
Consolidated Balance Sheets

	June 30, 2009	June 30, 2008
Assets
Current assets:
Cash and cash equivalents	$3,990,767	$956,973
Restricted cash	315,151	-
Accounts receivable, net of allowance for doubtful accounts of $7,732 and $29,747 at June 30, 2009 and 2008, respectively	1,540,402	807,484
Inventory	1,568,445	1,186,900
Notes receivable	57,500	-
Trade notes receivable	391,155	294,686
Other receivables, net	76,491	141,496
Advance payments	2,988,235	5,059,154
Prepaid expenses	38,775	212,405

Total current assets	10,966,921	8,659,098

Property and equipment, net	2,662,924	2,511,602

Goodwill	3,407,262	3,393,307

Other assets:
Intangible assets, net	1,522	2,586
Deferred compensation	63,606	172,395
Deferred expenses	447	51,829
Total other assets	65,575	226,810

Total assets	$17,102,682	$14,790,817

Liabilities
Current liabilities:
Short term bank loans	$2,197,500	$-
Accounts payable and accrued expenses	1,562,217	851,284
Trade notes payable	315,151	-
Taxes payable	54,292	946
Other current liabilities	635,408	530,381
Total current liabilities	4,764,586	1,382,611

Total liabilities	4,764,568	1,382,611

Commitments and contingencies

Equity
Stockholders’ equity:
Common stock, $.001 par value, 500,000,000 shares authorized, 27,613,019 and 28,169,013 shares issued and outstanding at June 30, 2009 and 2008, respectively	27,613	28,169
Stock subscription receivable	(33,120)	(32,400)
Additional paid-in capital	16,484,097	16,516,901
Statutory reserves	124,460	62,253
Retained earnings (deficit)	(8,440,255)	(7,245,858)
Accumulated other comprehensive income	1,415,474	1,372,828
Total stockholders’ equity	9,578,269	10,701,893

Noncontrolling interest	2,759,845	2,706,313

Total equity	12,338,114	13,408,206

Total liabilities and equity	$17,102,682	$14,790,817

The accompanying notes are an integral part of these consolidated financial statements.

EQUICAP, INC.

Consolidated Statements of Operations and Comprehensive Income (Loss)

	For the Years Ended June 30,
	2009	2008

Revenue	$4,923,918		$3,333,325

Cost of sales	3,839,489		2,641,814

Gross profit	1,084,429		691,511

Operating expenses
Selling, general and administrative	2,048,155		1,348,102

Loss from operations	(963,726)		(656,591)

Other income (expense):
Interest income, net	16,145		89,326
Other income	138,697		119,527
Loss on disposal of subsidiary-IBC	(220,782)		-
Make good provision	-		(1,419,719)
Total other income (expenses)	(65,940)		(1,210,866)

Loss before provision for income taxes	(1,029,666)		(1,867,457)

Provision for income taxes	57,246		-

Net loss before minority interest	(1,086,912)		(1,867,457)

Minority interest	45,278		97,268

Net loss	(1,132,190)		(1,964,725)

Other comprehensive income
Foreign currency translation adjustment	42,646		1,190,651

Comprehensive loss	$(1,089,544)		$(774,074)

Loss pre common share:
Basic	$(0.04)	$	(0.07)
Diluted	$(0.04)	$	(0.07)

Weighted average number of common stock outstanding:
Basic	28,146,164		28,169,013
Diluted	28,146,164		28,169,013

The accompanying notes are an integral part of these consolidated financial statements.

EQUICAP, INC.

Consolidated Statements of Stockholders’ Equity

							Accumulated
			Stock	Additional		Retained	Other	Total
	Common Stock		Subscriptions	Paid-in	Statutory	Earnings	Comprehensive	Stockholders’
	Shares	Amount	Receivable	Capital	Reserves	(Deficit)	Income	Equity

Balance June 30, 2007	28,169,013	$28,169	$(37,400)	$15,092,331	$-	$(5,218,880)	$182,177	$10,046,397

Shareholder Contribution	-	-	5,000	-	-	-	-	5,000

Make Good	-	-	-	1,419,719	-	-	-	1,419,719

Net Loss	-	-	-	-	-	(1,964,725)	-	(1,964,725)

Statutory reserves	-	-	-	-	62,253	(62,253)	-	-

Foreign Currency Translation	-	-	-	4,851	-	-	1,190,651	1,195,502

Balance June 30, 2008	28,169,013	$28,169	$(32,400)	$16,516,901	$62,253	$(7,245,858)	$1,372,828	$10,701,893

Cancellation of common stock	(555,994)	(556)	-	(32,804)	-	-	-	(33,360)

Shareholder Contribution	-	-	(720)	-	-	-	-	(720)

Net Loss	-	-	-	-	-	(1,132,190)	-	(1,132,190)

Statutory reserves	-	-	-	-	62,207	(62,207)	-	-

Foreign Currency Translation	-	-	-	-	-	-	42,646	42,646

Balance June 30, 2009	27,613,019	$27,613	$(33,120)	$16,484,097	$124,460	$(8,440,255)	$1,415,474	$9,578,269

The accompanying notes are an integral part of these consolidated financial statements.

EQUICAP, INC.
Consolidated Statements of Cash Flows

	For the Years Ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(1,132,190)	$(1,964,725)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Minority interest	45,278	97,268
Depreciation and amortization	215,844	129,684
Make good provision	-	1,419,719
Provision for bad debts	92,017	(26,763)
Stock based compensation	108,789	108,789
Non-cash payments of rent	3,750	5,000
Loss on disposal of a subsidiary-IBC	390,431	-
Changes in assets and liabilities:
Accounts receivable	(1,154,135)	103,307
Inventory	(322,261)	(726,573)
Trade notes receivable	(95,257)	(278,104)
Other receivables	64,834	4,255,394
Advance payments	2,091,724	(4,051,931)
Prepaid expenses	68,485	(181,706)
Deferred expenses	51,593	(48,912)
Accounts payable and accrued expenses	838,019	(28,154)
Trade notes payable	315,151	-
Taxes payable	54,145	(39,387)
Other current liabilities	118,561	(312,175)
Total adjustments	2,886,968	425,456

Net cash provided by (used in) operating activities	1,754,778	(1,539,269)

Cash flows from investing activities:
Additions to property and equipment	(368,312)	(409,605)
Additions to construction in progress	-	(1,618,887)
Loss on disposal of a subsidiary –IBC, net of cash	(178,965)	-
Notes receivable	(57,500)	-
Additions to intangible assets	-	(3,029)
Acquisition of Shengte, net of cash from Shengte	-	(3,642,655)

Net cash used in investing activities	(604,777)	(5,674,176)

Cash flows from financing activities:
Proceeds from short term bank loans	2,197,500	-
Proceeds from capital stock and subscriptions	-	322

Net cash provided by financing activities	2,197,500	322

Effect of foreign currency translation on cash	1,444	321,284

Net increase (decrease) in cash and cash equivalents	3,348,945	(6,891,839)

Cash and cash equivalents and restricted cash at beginning of year	956,973	7,848,812

Cash and cash equivalents and restricted cash at end of year	$4,305,918	$956,973

The accompanying notes are an integral part of these consolidated financial statements.

EQUICAP, INC.
Notes to Consolidated Financial Statements
June 30, 2009 and 2008

Note 1 – Organization and Description of Business

Equicap, Inc. (the “Equicap” or the “Company”), a Nevada corporation, is a manufacturer and distributor of gears and gearboxes, and a distributor of automotive parts and components, such as, starters and alternators, which are marketed and sold to customers primarily located in China and North America.

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

On June 15, 2009, IBC was sold to certain of the management persons of IBC in exchange for the following: (i) the cancellation of an aggregate of 555,994 shares of common stock of Company which those individuals owned, and (ii) the payment of $60,000 in installments pursuant to the terms of an unsecured promissory note, the final payment of which will be November 15, 2010. As part of the transaction, the Company cancelled $428,261 through the closing date, of inter-company debt which funds had been used in the business of IBC prior to the transaction.

Note 2 – Summary of Significant Accounting Policies

Basis Of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United Stated of America. The consolidated financial statements include the accounts of Equicap, Inc. and its wholly and majority owned subsidiaries. All inter-company transactions and balances have been eliminated in consolidation.

Cash And Cash Equivalents

In accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows," the Company considers all highly liquid instruments with original maturities of three months or less to be cash and cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are stated at the amount management expects to collect from balances outstanding at the end of the period. Based on its assessment of the credit history with customers having outstanding balances and current relationships with them, management makes conclusions whether any realization of losses on balances outstanding at the end of the period will be deemed uncollectible based on the age of the receivables. The Company reserves 0.5% of accounts receivable balances that have been outstanding less than three months, 5% of accounts receivable balances that have been outstanding between three months and six months, 20% of accounts receivable balances that have been outstanding within one year, 50% of accounts receivable balances that have been outstanding for between one year and two years, and 100% of accounts receivable balances that have been outstanding more than two years. The balance of allowance for doubtful accounts amounted to $7,732 and $29,747 as of June 30, 2009 and 2008, respectively.

Inventory

Inventories are stated at the lower of cost or net realizable value. Cost is calculated on the weighted-average basis and includes all costs to acquire and other costs incurred in bringing the inventories to their present location and condition. The Company evaluates the net realizable value of its inventories on a regular basis and records a provision for loss to reduce the computed weighted-average cost if it exceeds the net realizable value. The Company did not record any provision for slow-moving and obsolete inventory as of June 30, 2009 and 2008.

Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated based on the straight-line method over the estimated useful lives of the assets. Repairs and maintenance expenditures, which do not extend the useful lives of the related assets, are expensed as incurred.

Long-Lived Assets

In accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company's long-lived assets are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company also assesses these assets for impairment based on their estimated future cash flows. The Company has not incurred any losses in connection with the adoption of this statement.

Goodwill and Other Intangible Assets

Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Goodwill and intangible assets deemed to have indefinite lives are not amortized. All other intangible assets are amortized over their estimated useful lives. Goodwill and intangible assets with indefinite lives are subject to annual impairment test using the guidance and criteria described in Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets”. This testing compares carrying values to fair values and, when appropriate, the carrying value of these assets is reduced to fair value. As of June 30, 2009, the Company concluded that there were no impairments of goodwill or intangible assets with indefinite lives.

Revenue Recognition

Revenue consists of sales of automotive parts, gears and gearboxes. In accordance with the provisions of Staff Accounting Bulletin No. 103, revenue is recognized when merchandise is shipped, title and risk of loss are passed to the customers and the collectibility is reasonably assured. Revenue is recorded as the sales price of goods and services, net of rebates and discounts and is reported on a gross basis.  The gross basis is used mainly due to the fact that the Company acts as principal in each transaction and is responsible for fulfillment and acceptability of the products purchased, the Company takes title to its products before the products are ordered by its customers, the Company has risk of inventory loss as title of the products is transferred to the Company, the Company is responsible for collection of sales and delivery of products, and the Company does not act as an agent or broker and is not compensated on a commission or fee basis.

Sales Returns and Warranties

Generally the Company does not accept the return of products once sold to customers.  The Company generally provides a one-year limited warranty covering manufacturing defects and/or product functional failures. After evaluation and confirmation of customer complaints, the Company either replaces the defective products or accepts returns by crediting the customer's account, and is responsible for the costs and expenses thus incurred. For auto parts distribution business, replacements and returns, and handling costs are passed through to supplying manufacturers.

Advertising Costs

The Company expenses the cost of advertising as incurred. Advertising costs for the years ended June 30, 2009 and 2008 were insignificant.

Research and Development Costs

Research and development ("R&D) costs are classified as general and administrative expenses and are expensed as incurred. R&D costs amounted to $207,881 and $-0-, respectively, for the years ended June 30, 2009 and 2008.

Comprehensive Income (Loss)

The Company has adopted SFAS No. 130, Reporting Comprehensive Income, which establishes rules for the reporting and display of comprehensive income, its components and accumulated balances. SFAS No. 130 defines comprehensive income (loss) to include all changes in equity, including adjustments to minimum pension liabilities, accumulated foreign currency translation, and unrealized gains or losses on available-for-sale marketable securities, except those resulting from investments by owners and distributions to owners.

Foreign Currency Translation and Transactions

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”), which establishes the FASB Accounting Standards CodificationTM as the single source of authoritative US GAAP, organized by topic, and creates a new referencing system to identify authoritative literature such that references to SFAS, EITF, etc. will no longer be valid. The Codification does not create any new GAAP standards. In addition, the Securities and Exchange Commission (“SEC”) rules and releases will remain as sources of authoritative US GAAP for SEC registrants. SFAS 168 will be effective for the Company’s first quarter of fiscal 2010 and is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued SFAS 165, Subsequent Events (“SFAS 165”), which establishes the general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. SFAS 165 is effective for interim and fiscal years ending after June 15, 2009, which is the Company’s fourth quarter of fiscal 2009. The adoption of SFAS 165 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, was issued to provide additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also provides guidance on identifying circumstances which indicate that a transaction is not orderly. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1, APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, (“FSP 107-1, 28-1”). FSP 107-1, 28-1 requires disclosure about fair value of financial instruments in interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. FSP 107-1, 28-1 is effective beginning the Company’s first interim period of fiscal 2010. The adoption of this FSP is not expected to have a material impact on the Company’s consolidated financial statements.

In October 2008, the FASB issued FSP 157-3, Determining Fair Value of a Financial Asset in a Market That Is Not Active (“FSP 157-3”). FSP 157-3 clarifies the application of Statement of Financial Accounting Standards No. 157, Fair Value Measurements, in an inactive market. It demonstrates how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The Company’s implementation of this standard did not impact its consolidated results of operations or financial condition.

In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees, an Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (“FSP FAS 133-1 and FIN 45-4”). FSP FAS133-1 and FIN 45-4 amends Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), to require disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments. FSP FAS 133-1 and FIN 45-4 also amend FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others (“FIN 45”), to require additional disclosure about the current status of the payment/performance risk of a guarantee. The provisions of the FSP that amend SFAS 133 and FIN 45 are effective for reporting periods ending after November 15, 2008. FSP FAS 133-1 and FIN 45-4 also clarifies the effective date in Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). Disclosures required by SFAS 161 are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company’s adoption of FSP FAS 133-1 and FIN 45-4 on January 1, 2009, will not impact its consolidated results of operations or financial condition.

Fair Value Of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, investment securities, accounts receivable, accounts payable, accrued expenses and other obligations, approximate their fair value due to the short-term maturities of the related instruments.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include valuation reserves for accounts receivable, inventory and income taxes. Actual results could differ from those estimates

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. No differences were noted between the book and tax bases of the Company’s assets and liabilities, respectively. Therefore, there are no deferred tax assets or liabilities for the year ended June 30, 2009. For the China/Gear segment, the Zhongchai JV is located in the PRC, and is therefore subject to central government and provincial and local income taxes within the PRC at the applicable tax rate on the taxable income as reported in the PRC statutory financial statements in accordance with relevant income tax laws. The standard corporate income tax rate is 25% from January 1, 2008, when China’s new tax law became effective, decreased from 33%.

Earnings (Loss) per Share

In accordance with SFAS No. 128, “Computation of Earnings Per Share” (“SFAS No. 128”) and EITF No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128” (“EITF No. 03-6”),basic earnings per share is computed by dividing net income attributable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the year. The Company’s Series A redeemable convertible preferred shares are participating securities. Diluted earnings per share is calculated by dividing net income attributable to ordinary shareholders as adjusted for the effect of dilutive ordinary equivalent shares, if any, by the weighted average number of ordinary and dilutive ordinary equivalent shares outstanding during the year. Ordinary equivalent shares consist of the ordinary shares issuable upon the conversion of the convertible preferred shares (using the if-converted method) and ordinary shares issuable upon the exercise of outstanding share options (using the treasury stock method).

Note 3 – Restricted Cash

As of June 30, 2009 and 2008, the Company had $315,151 and $-0- restricted cash, respectively. These restricted cash balances are reserved for settlement of trade notes payable in connection with inventory purchases.  The cash held in custody by bank issuing the trade notes payable is restricted as to withdrawal or use, and is currently earning interest.

Note 4 – Inventory

Inventory at June 30, 2009 and 2008 consists of the following:

	June 30, 2009	June 30, 2008

Gears products	$885,559	$574,097
Starters & alternators	-	-
Gearbox products	680,317	612,597
Other	2,569	206
Total	$1,568,445	$1,186,900

Note 5 – Advance Payments

Advance payments amounted to approximately $3 million as of June 30, 2009, out of which approximately $2.3 million represents an advance payment made by the Zhongchai JV to Zhejiang Xinchai Holdings Co., Ltd. ("Xinchai Holdings"), a corporation in China, for purchase of the land use right and plant building for purpose of Zhongchai JV’s future production expansion. Zhongchai JV is currently leasing a portion of the land and building to be purchased. Total area of the land to be purchased is approximately 250,000 square feet, for a total price of approximately $3.7 million. The balance of the payment is due when the registration and transfer of title is completed.

Note 6 – Property and Equipment

Property and equipment at June 30, 2009 and 2008 consists of the following:

	June 30, 2009	June 30, 2008

Manufacturing equipment	$2,923,420	$784,658
Office equipment and furniture	56,597	45,537
Vehicles	62,039	61,785
Subtotal	3,042,056	891,980
Less: Accumulated depreciation	379,132	164,204
	2,662,924	727,776
Construction in progress	-	1,783,826

Total	$2,662,924	$2,511,602

Depreciation expenses for the years ended June 30, 2009 and 2008 were $214,770 and $129,095, respectively.

Note 7 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	June 30, 2009	June 30, 2008

Accounts payable	$1,400,162	$828,336
Accrued expenses	162,055	22,948

Total	$1,562,217	$851,284

The carrying value of accounts payable and accrued expenses approximates their fair value due to the short-term nature of these obligations.

Note 8 – Short Term Bank Loans

Short-term bank loans consist of the following:

	June 30, 2009	June 30, 2008
On May 25th, 2009, the Company obtained a loan from Agricultural Bank of
China, out of which the principal is to be paid in full by August 26th, 2009.The interest is to be calculated using an annual fixed interest rate of 4.374% and paid
monthly. The loan is secured by third party.	$776,450	$-

On June 15th, 2009, the Company obtained a loan from Agricultural Bank of
China, out of which the principal is to be paid in full by June 16th, 2010.The interest is to be calculated using an annual fixed interest rate of 5.31% and paid
monthly. The loan is secured by third party.	1,421,050	-

Total short-term bank loans	$2,197,500	$-

Note 9 – Rental Expense

The Company's U.S. office site was located in the state of California. Rental expense for the years ended June 30, 2009 and 2008 was $3,750 and $5,000, respectively. The Company’s Chinese operation is located in Hangzhou, China, and the rental expense for the years ended June 30, 2009 and 2008 was $61,007 and $34,253 respectively.

Note 10 – Supplemental Disclosure of Cash Flow Information

	For the Years Ended June 30,
	2009	2008

Interest paid	$3,786	$757
Income taxes paid	$57,246	$-

Note 11 – Supplemental Schedule of Non Cash Activities

	For the Years Ended June 30,
	2009		2008

Construction in progress reclassified to property and equipment		$1,791,161	$-
Return and cancellation of Equicap Common Stock		$33,360	$-
Cancellation of debt due from IBC	$	(428,261)	$-

Note 12 – Earnings (Loss) Per Share

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

	June 30, 2009	June 30, 2008

Net loss	$(1,132,190)	$(1,964,725)

Weighted average common shares (denominator for basic loss per share)	28,146,164	28,169,013

Effect of diluted securities:	-	-

Weighted average common shares (denominator for diluted loss per share)	28,146,164	28,169,013

Basic net loss per share	$(0.04)	$(0.07)
Diluted net loss per share	$(0.04)	$(0.07)

Note 13 – Major Customers and Suppliers

The Company had two major customers, BBB/OCA and World Pac, who accounted for approximately 73% and 12%, respectively, of the Company's net revenue of the auto parts segment for the year ended June 30, 2009. For the gear segment, two customers, Zhejiang Xinchai Co., Ltd. and Lonking (Shanghai) Forklift Co., Ltd. accounted for 69% and 17%, respectively, of the net revenue in China, for the year ended June 30, 2009. These four customers accounted for 16%, 3%, 54% and 13%, respectively, of the Company’s consolidated revenue for the year ended June 30, 2009.

The Company had three major suppliers, Wuxi Susun Auto Parts Co., Ltd., Zhejiang Boyu Industrial Co., Ltd, and Pico who provided approximately 45%, 25%, and 7%, respectively of the Company's purchases of the auto parts segment for the year ended June 30, 2009. For the gear segment, four major suppliers, Zhejiang Yuyang Machinery Co., Ltd., Changzhou No. 2 Gears Co., Ltd., Xinchang Liyuan Foundry Co., Ltd., and Xinchang Zhisheng Machinery Co., Ltd., accounted for 32%, 13%, 5% and 4%, respectively of the total purchases, for the year ended June 30, 2009. These seven suppliers accounted for 11%, 6%, 2%, 24%, 10%, 4% and 3%, respectively, of the Company’s consolidated purchases for the year ended June 30, 2009.

Note 14 – Deferred Compensation

As described in Note 18 (“Stock-based Compensation), the Company granted options to employees and warrants to the private placement agent.  Following SFAS No. 123R, the Company recognizes expenses on the fair value of the options and warrants. Deferred compensation represents stock-based compensation that will be expensed in future periods based on the vesting time of such options and warrants.

Note 15 – Stock Authorization and Issuance

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

The Company has a registration payment arrangement with regard to the common stock issued in the private offering. The Company was required to file a registration statement within 45 days of closing and cause the registration statement to become effective on or prior to 150 days after the closing date. The registration statement was filed within the 45 day limit thus fulfilling part of this obligation. In addition, the Company is required to use reasonable commercial efforts to maintain the registration statement’s effectiveness and file additional registration statements in the future, to continue to provide to the stockholders the opportunity to sell the shares of restricted stock that they hold. This obligation ends if the shares can be sold pursuant to Rule 144.

In the event the Company does not satisfy the registration obligations of the registration rights agreement, (“Registration Default”), the Company shall pay the investors an amount in cash equal to 1% of the aggregate investment amount for each 30-day period of a Registration Default. The maximum penalty that the Company may incur under this registration payment arrangement is 10% of the aggregate investment amount, or $1,200,000. Any payments made are to be prorated for the portion of a 30-day period of a Registration Default.

Although the Company has the obligation to register shares of common stock for other persons under the above described registration rights agreement, the Company is not obligated to pay liquidated damages in the event that their shares are not registered or the registration statement is not available for their sale.

Note 16 – Disposal of a Subsidiary - IBC

On June 8, 2009, the Company, with its wholly owned subsidiary Usunco, entered into an agreement to sell IBC, the wholly owned subsidiary of Usunco. The transaction was closed on June 15, 2009.

The automotive parts distribution business of the Company in the United States was carried out through IBC. IBC was sold because it no longer fitted the overall business strategy of focusing on the development and manufacture of gears and gearboxes for use primarily in diesel engines for industrial and agricultural industries in China and the expansion opportunities that exist in the Chinese and Asian markets for those and similar products. Additionally, IBC no longer represented a significant amount of the assets or gross revenues of the Company.

The sale agreement provided for the sale of all the shares of equity of IBC owned by Usunco to the current top management persons of IBC, Mr. Philip Widmann and Ms. Ruth Kirshner, in exchange for the following: (i) the cancellation of an aggregate of 555,994 shares of common stock of Company which those individuals currently own, and (ii) the payment of $60,000 in installments pursuant to the terms of an unsecured promissory note, the final payment of which will be on November 15, 2010. As part of the transaction, the Company cancelled $428,261 through the closing date, of inter-company debt which funds had been used in the business of IBC prior to the transaction.

The agreement provides for various standard representations about the operations of the respective companies as of the signing and closing dates.  There are no substantive continuing covenants binding either party.

The Company recognized a loss of $220,782 on the disposal of IBC. Such charge was treated as an unusual item since it is deemed to be unusual in nature or would be infrequent in occurrence.

Note 17 – Segment Reporting

The Company’s reporting segments have been determined based on the geographic location of their operations and meanwhile the nature of the products offered to customers. The North America/Auto Parts Segment, represented by the 100% owned subsidiary of IBC Automotive Products, Inc. headquartered in California, USA, focuses on sourcing automotive parts and products from the China and distributing them in North America and other regions. The China/Gear Segment, represented by the 75% owned subsidiary Zhejiang ZhongChai Machinery Co., Ltd. in Hangzhou, China, currently focuses on manufacturing and distribution of gears and gearboxes, for the industrial equipment markets in China. As described in Note 16, the Company sold IBC in June 2009 as it no longer fits the overall business strategy of the Company.

The accounting policies of the segments are the same as those described in Note 2 Summary of Significant Accounting Policies. Segment operating results evaluate earnings before corporate and unallocated shared expenses, amortization of intangible assets, gain or loss on sale of assets, net interest income, income tax benefits and minority interests. Intersegment and intergeographic sales, if any, are accounted for on an arm’s length pricing basis. There were no intersegment sales for the years ended June 30, 2009 and 2008

	For the Years ended June 30,
Segment revenues	2009	2008
North America/Auto Parts	$1,094,028	$778,838

China/Gear	3,829,890	2,554,487
	$4,923,918	$3,333,325

	For the Years ended June 30,
Segment operating earnings (loss)	2009		2008
North America/Auto Parts	$	(55,445)	$	(97,754)

China/Gear		87,243		230,959

Corporate and Elimination		(995,524)		(789,796)
	$	(963,726)	$	(656,591)

	For the Years ended June 30,
Depreciation expense	2009	2008
North America/Auto Parts	$517	$-

China/Gear	214,158	129,095

Corporate and Elimination	95	-
	$214,770	$129,095

	For the Years ended June 30,
Segment identifiable assets	2009	2008
North America/Auto Parts	$-	$451,240

China/Gear	17,080,740	13,650,982

Corporate and Elimination	21,942	688,595
	$17,102,682	$14,790,817

Note 18 – Stock-Based Compensation

As of June 30, 2009, there are outstanding 366,550 options to employees (“Employee Options”) and 422,535 warrants (“Agent Warrants”) to the private placement agent.  Both the Employee Options and Agent Warrants vest over three years and have a life of five years. For the year ended June 30, 2009, the Company recorded approximately $108,789 of stock-based compensation based on the fair value method of SFAS. No.123R using the assumptions noted in the following tables.

For Employee Options:
Dividend Yield	0%
Expected Volatility	34.94%
Risk-Free Interest Rate	4.63%
Contractual Term	5 years
Evaluated Stock Price at Date of Grant	1.30
Exercise Price	1.065

For Agent Warrants:
Dividend Yield	0%
Expected Volatility	34.94%
Risk-Free Interest Rate	4.63%
Contractual Term	5 years
Evaluated Stock Price at Date of Grant	1.30
Exercise Price	1.065
Exercised	0%

A summary of the employee stock option activity for the fiscal years ended June 30, 2009 and 2008 is set forth below:

		Weighted
	Number of	Average
	Options	Exercise Price

Outstanding at June 30, 2007	366,550	$1.065

Granted	-	-

Exercised	-	-
Canceled / Expired	-	-

Outstanding at June 30, 2008	366,550	$1.065

Granted	-	-

Exercised	-	-
Canceled / Expired	-	-

Outstanding at June 30, 2009	366,550	$1.065

Exercisable at June 30, 2009	295,276	$1.065

The per share weighted average remaining life of the options outstanding at June 30, 2009 and 2008 is 3.6 and 2.6 years, respectively.

Note 19 – Employee Welfare Plan

The Company has established an employee welfare plan in accordance with Chinese laws and regulations. Full-time employees of the Company in the PRC participate in a government-mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. PRC labor regulations require the Company to accrue for these benefits based on a certain percentage of the employees’ salaries.

Note 20 – Statutory Reserve

Under PRC law, our subsidiaries in PRC are required to set aside 10% of its net income each year to fund a designated statutory reserve fund until such funds reach 50% of registered share capital. These reserves are not distributable as cash dividends. The Company provided the statutory surplus reserve of $124,460 and $62,253 for the years ended June 30, 2009 and 2008, respectively.

Note 21 – Commitments and Contingencies

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

According to SAB 79, Accounting for Expenses or Liabilities by Principal Stockholder(s), because the performance criteria were not met, these shares have been treated as an expense for the amount of the market value of the shares as of the dates of release. Based upon the market price of $1.00 per share of common stock as of June 30, 2007, the total expense recognized for the fiscal year of 2007 was $3,954,930. Based upon the market price of $0.20 per share of common stock as of June 30, 2008, the total expense recognized for the fiscal year of 2008 was $1,419,719. Such expense was treated as an unusual item since it is deemed to be unusual in nature or infrequent in occurrence.

Note 22 – Legal Proceedings

On November 6, 2008, a group of the investors filed a law suit in federal court in New York against the Company, Usunco Automotive Ltd., Mr. Peter Wang and vFinance Investment, Inc. based on alleged violations of the Securities Exchange Act of 1934 and Rule 10b-5, fraud, fraudulent inducement, professional malpractice and negligent misrepresentation arising out of the private placement closed on March 7, 2007. The action sought a return of the investment funds of the plaintiffs, payment of interest, restitution and disgorgement of profits and other ill-gotten gains, damages for lost opportunity and other consequential damages, without specification of dollar amounts. The Company and Mr. Wang denied any wrongdoing and have defended the action.

Note 23 – Reclassification of Prior Year Retained Earnings (Deficit)

As per the laws of the People’s Republic of China, the Company is required to allocate 10% of its net income each year to fund a designated statutory reserve fund. The Company has reclassified an amount of $62,253 to the statutory reserve from the retained earnings of June 30, 2008.  This reclassification has no effect on the net income and the earnings per share.  A reconciliation of the retained earnings of June 30, 2008 after reclassification is presented as follows:

	Retained Earnings
	(Deficit)	Statutory Reserves

Balance at June 30, 2008	$(7,183,605)	$-

Reclassification to statutory reserve for the year ended June 30, 2008	(62,253)	62,253

Adjusted balance at June 30, 2008	$(7,245,858)	$62,253

Note 24 – Subsequent Events

In July 2009, the Company and Mr. Peter Wang agreed upon the terms of a settlement agreement to the investor law suit filed November 6, 2008.  The settlement agreement provided (i) for a third party, Ruihua International Limited ("Ruihua"), to purchase all the shares of common stock of the Company owned and held by the plaintiffs, (ii) upon the purchase of the shares, for the Company and Mr. Wang and each of the plaintiffs to exchange general mutual releases as to all matters arising concerning the plaintiffs' purchase and holding of the common shares of the Company, and (iii) for a stipulation to dismiss the action.  The settlement agreement was consummated on July 31, 2009.  The action was discontinued with prejudice by stipulation among all the parties which was signed and filed on July 31, 2009, and the stipulation was "so ordered" by the court on August 4, 2009.

In connection with the purchase by Ruihua of the shares sold to it as part of the settlement of the above described action, Ruihua also bought shares from another shareholder who was not a party to the action.  As a result of the two share acquisitions, Ruihua acquired a total of 17,431,104 shares, currently representing 61.88% of the issued and outstanding shares of common stock of the Company.  Ruihua does not have any registration rights with respect to the shares or other provisions related to control of the Company, such as the right to have specific representation on the board of directors or nominate potential directors for election, other than their rights as a shareholder under the certificate of incorporation and by laws of the Company and under the provisions of Nevada law and the United States securities laws.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized on September 21, 2009.

EQUICAP, INC.

By:	/s/ Peter Wang
Peter Wang
President

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Capacities	Date

/s/ Peter Wang	Chairman and President (Principal	September 21, 2009
Peter Wang	Executive Officer)

/s/ David Ming He	Chief Financial Officer (Principal	September 21, 2009
David Ming He	Financial and Accounting Officer)

/s/ Haining Liu	Director	September 21, 2009
Haining Liu