Form 10-Q
period 2009-09-30
EQUICAP INC
filed 2009-11-12
CIK 1006840

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.    Yes  ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated Filer ☐ Non accelerated filer ☐ Smaller reporting company  ☒

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 27,613,019 shares of common stock, par value $.001 per share, outstanding as of November 11, 2009.

EQUICAP, INC.

- INDEX -

FORWARD-LOOKING STATEMENTS

Statements made in this Form 10-Q (the “Quarterly Report”) that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements often can be identified by the use of terms such as “may”, “will”, “expect”, “believe”, “anticipate”, “estimate”, “approximate”, or “continue”, or the negative thereof. Equicap, Inc. (the “Company”) intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. These factors include our current dependence on a limited number of products and customers, the focus of the business on the gear, gearbox and diesel engine markets in Peoples Republic of China, the need to develop new products and create demand for them, the effect of the global recession and availability of credit, pricing pressures on our products and margins, product quality, customer satisfaction and the ability to sustain and grow sales and expand the customer base, warranty obligations and claims, operating a business primarily in the Peoples Republic of China, currency controls and exchange rate exposure, and the other risk factors discussed in our reports filed with the Securities and Exchange Commission. The Company disclaims any obligation to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

EQUICAP, INC.

Consolidated Balance Sheets

	September 30,	June 30,
	2009	2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,160,252	$3,990,767
Restricted cash	414,061	315,151
Accounts receivable, net of allowance for doubtful accounts of $10,520
and $7,732 at September 30, 2009 and June 30, 2009, respectively	1,693,133	1,540,402
Inventory	1,578,808	1,568,445
Notes receivable	50,000	57,500
Trade notes receivable	521,069	391,155
Other receivables, net	69,041	76,491
Advance payments	5,362,956	2,988,235
Prepaid expenses	35,321	38,775

Total current assets	10,884,641	10,966,921

Property and equipment, net	2,722,328	2,662,924

Goodwill	3,411,913	3,407,262

Other assets:
Intangible assets, net	1,255	1,522
Deferred compensation	36,408	63,606
Deferred expenses	247	447
Total other assets	37,910	65,575

Total assets	$17,056,792	$17,102,682

Liabilities
Current liabilities:
Short term bank loans	$1,422,990	$2,197,500
Accounts payable and accrued expenses	1,873,246	1,562,217
Trade notes payable	414,061	315,151
Taxes payable	57,876	54,292
Other current liabilities	629,284	635,408
Total current liabilities	4,397,457	4,764,568

Total liabilities	4,397,457	4,764,568

Commitments and contingencies

Equity
Stockholders’ equity:
Common stock, $.001 par value, 500,000,000 shares authorized,
27,613,019 shares issued and outstanding at September 30, 2009
and June 30, 2009, respectively	27,613	27,613
Stock subscription receivable	(33,120)	(33,120)
Additional paid-in capital	16,484,097	16,484,097
Statutory reserves	124,460	124,460
Retained earnings (deficit)	(8,468,610)	(8,440,255)
Accumulated other comprehensive income	1,432,336	1,415,474
Total stockholders’ equity	9,566,776	9,578,269

Noncontrolling interest	3,092,559	2,759,845

Total equity	12,659,335	12,338,114

Total liabilities and equity	$17,056,792	$17,102,682

The accompanying notes are an integral part of these consolidated financial statements.

EQUICAP, INC.

Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	For the Three Months Ended
	September 30,
	2009	2008

Revenue	$1,948,406	$1,186,570

Cost of sales	1,543,174	852,087

Gross profit	405,232	334,483

Operating expenses
Selling, general and administrative	344,240	468,688

Income (loss) from operations	60,992	(134,205)

Other income (expenses):
Interest income, net	(18,767)	2,713
Other income	4,240	31,439
Total other income (expenses)	(14,527)	34,152

Income (loss) before provision for income taxes	46,465	(100,053)

Provision for income taxes	35,505	788

Net income (loss) before noncontrolling interest	10,960	(100,841)

Noncontrolling interest	39,315	29,697

Net loss	(28,355)	(130,538)

Other comprehensive income
Foreign currency translation adjustment	16,862	25,656

Comprehensive loss	$(11,493)	$(104,882)

Loss per common share:
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding:
Basic	27,613,019	28,169,013
Diluted	27,613,019	28,169,013

The accompanying notes are an integral part of these consolidated financial statements.

EQUICAP, INC.

Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(28,355)	$(130,538)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Noncontrolling interest	39,315	29,697
Depreciation and amortization	72,159	42,184
Provision for bad debts	2,776	(15,262)
Share-based payments	27,198	27,197
Non-cash payments of rent	-	1,240
Changes in assets and liabilities:
Accounts receivable	(153,312)	(31,607)
Inventory	(8,217)	(207,293)
Trade notes receivable	(129,301)	116,041
Other receivables	7,550	97,125
Advance payments	(2,369,187)	4,257
Prepaid expenses	3,457	125,184
Deferred expenses	200	2,506
Accounts payable and accrued expenses	308,956	(97,928)
Trade notes payable	98,419	-
Taxes payable	3,507	10,017
Advances from customers	4,153	-
Other current liabilities	(10,926)	23,841
Total adjustments	(2,103,253)	127,199

Net cash used in operating activities	(2,131,608)	(3,339)

Cash flows from investing activities:
Additions to property and equipment	(127,626)	(137,815)
Proceeds from notes receivable	7,500	-

Net cash used in investing activities	(120,126)	(137,815)

Cash flows from financing activities:
Repayment for short term bank loans	(777,033)	-
Contribution from minority shareholders	293,220	-

Net cash used in financing activities	(483,813)	-

Effect of foreign currency translation on cash	3,942	974

Net decrease in cash and cash equivalents and restricted cash	(2,731,605)	(140,180)

Cash and cash equivalents and restricted cash – beginning	4,305,918	956,973

Cash and cash equivalents and restricted cash – ending	$1,574,313	$816,793

The accompanying notes are an integral part of these consolidated financial statements.

EQUICAP, INC.
Notes to Consolidated Financial Statements
September 30, 2009 and 2008
(Unaudited)

Note 1 – Organization and Nature of Business

Equicap, Inc. (“Equicap” or “the Company”), a Nevada corporation, is a manufacturer and distributor of gears and gearboxes, which are marketed and sold to customers in China.

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

On March 7, 2007, the Company and Usunco Automotive, Ltd. (“Usunco”), a British Virgin Islands company, entered into a Share Exchange Agreement (“Exchange Agreement”) which was consummated on March 9, 2007. Under the terms of the Exchange Agreement, the Company acquired all of the outstanding equity securities of Usunco in exchange for 18,323,944 shares of the Company’s common stock.

For accounting purposes, because the Company had been a public shell company prior to the share exchange, the share exchange was treated as a recapitalization of the Company.  As such, the historical financial information prior to the share exchange is that of Usunco and its subsidiaries. Historical share amounts have been restated to reflect the effect of the share exchange.

On June 18, 2006, Usunco acquired 100% of IBC Automotive Products Inc (“IBC”), a California Corporation as of May 14, 2004 (date of inception), through a Share Exchange Agreement of 28% of Usunco’s shares. IBC was considered a “predecessor” business to Usunco as its operations constituted the business activities of Usunco formed to consummate the acquisition of IBC.  The consolidated financial statements reflect all predecessor statements of income and cash flow activities from the inception of IBC in May 2004.

On June 15, 2009, IBC was sold to certain of the management persons of IBC in exchange for the following: (i) the cancellation of an aggregate of 555,994 shares of common stock of the Company which those individuals owned, and (ii) the payment of $60,000 in installments pursuant to the terms of an unsecured promissory note, the final payment of which will be November 15, 2010. As part of the transaction, the Company cancelled $428,261 through the closing date, of inter-company debt which funds had been used in the business of IBC prior to the transaction.

On September 22, 2009, Xinchang Xian Lisheng Machinery Co., Ltd. (“Lisheng”) was incorporated by Zhongchai and two individual investors. Total registered capital of Lisheng is RMB 5 million, of which Zhongchai accounts for 60%. The Company plans to start production of die casting products in 2010 for use in gearboxes, diesel engines and other machinery products.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The Company’s consolidated financial statements include the accounts of Equicap, Inc. and its wholly and majority owned subsidiaries. All intercompany balances and transactions are eliminated in consolidation. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) applicable to interim financial information and the requirements of Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included.

Interim Financial Statements

These interim financial statements should be read in conjunction with the Company’s audited financial statements for the years ended June 30, 2009 and 2008, as not all disclosures required by GAAP for annual financial statements are presented. The interim financial statements follow the same accounting policies and methods of computations as the audited financial statements for the years ended June 30, 2009 and 2008.

Recent Accounting Pronouncements

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) officially launched the FASB Accounting Standards Codification (“ASC”), which has become the single official source of authoritative nongovernmental U.S. GAAP, in addition to guidance issued by the Securities and Exchange Commission. The ASC is designed to simplify U.S. GAAP into a single, topically ordered structure. All guidance contained in the ASC carries an equal level of authority. The ASC is effective for all interim and annual periods ending after September 15, 2009. The Company’s implementation of this guidance effective July 1, 2009 did not have a material effect on the Company’s condensed consolidated financial statements.

Goodwill and Other Intangible Assets

Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Goodwill and intangible assets deemed to have indefinite lives are not amortized. All other intangible assets are amortized over their estimated useful lives. Goodwill and intangible assets with indefinite lives are subject to annual impairment test using the guidance and criteria described in Statement of Financial Accounting Standard No. 142, (ASC 350) “Goodwill and Other Intangible Assets”. This test compares carrying values to fair values and, when appropriate, the carrying value of these assets is reduced to fair value.

Note 3 – Restricted Cash

As of September 30, 2009 and June 30, 2009, the Company had restricted cash of $414,061 and $315,151, respectively. These restricted cash balances are reserved for settlement of trade notes payable in connection with inventory purchases.  The cash held in custody by bank issuing the trade notes payable is restricted as to withdrawal or use, and is currently earning interest.

Note 4 – Inventory

Inventory at September 30, 2009 and June 30, 2009 consists of the following:

	September 30,	June 30,
	2009	2009

Gears products	$1,000,441	$885,559
Gearbox products	575,178	680,317
Other	3,189	2,569
Total	$1,578,808	$1,568,445

Note 5 – Advance Payments

Advance payments amounted to approximately $5.4 million as of September 30, 2009, of which approximately $4.6 million represented an advance payment made by the Zhongchai JV to Zhejiang Xinchai Holdings Co., Ltd. ("Xinchai Holdings"), a corporation in China, for the purchase of land use rights and building for Zhongchai JV’s future expansion of its production capabilities. Zhongchai JV is currently leasing a portion of the land and building to be purchased. The total land area to be purchased is approximately 250,000 square feet. The total contract price for the land use rights, building and fixtures is approximately $4.6 million. The Company is currently in the process of registering and transferring title.

Note 6 – Property and Equipment

Property and equipment at September 30, 2009 and June 30, 2009 consists of the following:

	September 30,	June 30,
	2009	2009

Manufacturing equipment	$3,055,115	$2,923,420
Office equipment and furniture	56,673	56,597
Vehicles	62,124	62,039
Subtotal	3,173,912	3,042,056
Less: Accumulated depreciation	451,584	379,132
Total	$2,722,328	$2,662,924

Depreciation expense for the three months ended September 30, 2009 and 2008 was $71,890 and $41,916, respectively.

Note 7 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	September 30,	June 30,
	2009	2009

Accounts payable	$1,668,268	$1,400,162
Accrued expenses	204,978	162,055

Total	$1,873,246	$1,562,217

The carrying value of accounts payable and accrued expenses approximates their fair value due to the short-term nature of these obligations.

Note 8 – Short Term Bank Loans

Short-term bank loans consist of the following:

	September 30,	June 30,
	2009	2009

On May 25th, 2009, the Company obtained a loan from Agricultural Bank of
China, which was re-paid in full on August 26th, 2009. The annual interest was at the fixed interest rate of 4.374% and paid monthly.
The loan was secured by a third party.	$-	$776,450

On June 15th, 2009, the Company obtained a loan from Agricultural Bank of China, which is due on June 16th, 2010. The interest is
calculated using an annual fixed interest rate of 5.31% and paid monthly.
The loan is secured by a third party.	1,422,990	1,421,050

Total short-term bank loans	$1,422,990	$2,197,500

Note 9 – Rental Expense

The Company’s Chinese operations are located in Zhejiang, China, and the rental expense for the three months ended September 30, 2009 and 2008 was $10,870 and $14,603, respectively.

Note 10 – Major Customers and Suppliers

Two customers, Zhejiang Xinchai Co., Ltd. and Lonking (Shanghai) Forklift Co., Ltd. accounted for 47% and 29%, respectively, of the Company’s net revenue for the three months ended September 30, 2009. Five major suppliers, Zhejiang Yuyang Machinery Co., Ltd., Changzhou No. 2 Gears Co., Ltd., Xinchang Zhicheng Machinery Fittings Factory, Changzhou Wujin Hengli Machinery Fittings Co., Ltd., and Chongqing Shenjian Auto Transmission Parts Co., Ltd. accounted for approximately 28%, 7%, 6%, 6% and 6% respectively, of the Company’s total purchases for the three months ended September 30, 2009.

Note 11 – Deferred Compensation

As described in Note 14 (“Share-Based Payments”), the Company granted options to employees and warrants to the private placement agent.  Following SFAS No. 123R (ASC 718), the Company recognizes expenses based on the fair value of the options and warrants. Deferred compensation represents share based payments that will be expensed in future periods based on the vesting time of such options and warrants.

Note 12 – Supplemental Disclosure of Cash Flow Information

	For the Three Months Ended September 30,
	2009	2008

Cash paid for interest	$24,774	$-
Cash paid for income taxes	$42,642	$788

Note 13 – Earnings (Loss) Per Share

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

	September 30, 2009	September 30, 2008

Net loss	$(28,355)	$(130,538)

Weighted average common shares	27,613,019	28,169,013
(denominator for basic loss per share)

Effect of dilutive securities:	-	-

Weighted average common shares
(denominator for diluted loss per share)	27,613,019	28,169,013

Basic net loss per share	$(0.00)	$(0.00)
Diluted net loss per share	$(0.00)	$(0.00)

Note 14 – Share-Based Payments

As of September 30, 2009, there were 366,550 outstanding options to employees (“Employee Options”) and 422,535 outstanding warrants to the private placement agent (“Agent Warrants”). Both the Employee Options and Agent Warrants vest over three years and have a life of five years. For the three months ended September 30, 2009, the Company recorded approximately $27,198 of stock-based compensation based on the fair value method of SFAS. No. 123R (ASC 718) using the following assumptions: volatility of 34.94%, risk free interest rate of 4.63%, dividend yield of 0%, and expected life of 5 years.  No estimate of forfeitures was made as the Company has a short history of granting options and warrants.

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

Note 16 – Employee Welfare Plan

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

Note 17 – Legal Proceedings

On November 6, 2008, a group of the investors filed a law suit in federal court in New York against the Company, Usunco Automotive Ltd., Mr. Peter Wang and vFinance Investment, Inc. based on alleged violations of the Securities Exchange Act of 1934 and Rule 10b-5, fraud, fraudulent inducement, professional malpractice and negligent misrepresentation arising out of the private placement closed on March 7, 2007. The action was settled by an agreement dated July 31, 2009, which provided (i) for a third party, Ruihua International Limited ("Ruihua"), to purchase all the shares of common stock of the Company owned and held by the plaintiffs, (ii) upon the purchase of the shares, for the Company and Mr. Wang and each of the plaintiffs to exchange general mutual releases as to all matters arising concerning the plaintiffs' purchase and holding of the common shares of the Company, and (iii) for a stipulation to dismiss the action.  The action was discontinued with prejudice by stipulation among all the parties which was  ordered by the court on August 4, 2009.

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

NOTE 18 – Subsequent Events

None.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations or Plan of Operations.

Equicap, Inc. (“Equicap”), a Nevada corporation, does business through its subsidiary, Usunco Automotive Limited (“Usunco”), a British Virgin Islands company, which in turn operates through Zhejiang ZhongChai Machinery Co., Ltd. (the “ZhongChai JV”), a 75%-owned joint venture established under the laws of the People’s Republic of China (the “PRC” or “China”), and Zhejiang Shengte Transmission Co., Ltd. (“Shengte”) a company established under the laws of the PRC and wholly owned by ZhongChai JV.  Through its operating subsidiaries, Equicap is currently engaged in the manufacturing and sale of gears and gearboxes in China.

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

For advice in connection with the Share Exchange, vFinance Investments, Inc., was issued 161,633 shares of restricted common stock as compensation.

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

vFinance Investment, Inc. was the exclusive placement agent for the Offering.  For their services as placement agent, Equicap paid vFinance a fee of approximately $983,000.  Equicap also reimbursed vFinance its expenses of approximately $120,000.  In addition, Equicap issued to vFinance a five-year warrant to purchase an aggregate of 422,535 shares of common stock at an exercise price of $2.13 per share (“Agent Warrant”).  The warrant vests over a three-year period and terminates March 6, 2012.

In connection with the Offering, Equicap granted registration rights to the investors, vFinance and the holders of the Agent Warrant, and provided for registration rights for certain former principal shareholders of Equicap through piggy-back rights for their respective shares of common stock.  Equicap entered into one registration rights agreement with the aforementioned persons. In addition, if certain make good shares were distributed to the investors, Equicap was obligated to register these shares in addition. If any of the registrable shares are not eligible for registration because of the rules and regulations of the Securities and Exchange Commission, when they are eligible for registration, Equicap will be obligated to take such action to have them registered for sale by the holder by filing successive registration statements. The initial registration statement for sale of the common shares was filed within the 45 day time limit of the registration rights agreement. Equicap had to have the registration statement effective within 150 days of the closing date of the Offering. If these actions were not achieved by the specified dates, then Equicap had to pay each of, and only, the investors an amount equal to 1% of the share purchase price actually paid by such investor for each month thereafter that the shares could not be sold under the registration statement. Similar penalties for the failure to file or have declared effective a registration statement within the stated time periods and maintain its effectiveness apply to the subsequent required registration statements.  The maximum penalties under the liquidated damages provision payable to the investors is 10% of the share purchase price paid by the investors in the Offering.  The registration statements required for the investors and vFinance under the registration rights agreement had to be kept effective until all the shares of these parties are sold or may be sold without limitation under Rule 144.  Equicap did not meet the effectiveness deadline for the initial registration statement and paid $32,000 to the investors under the liquidated damages provision.

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

Results of Operations

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Revenue

Revenue increased by $761,836 or 64% to $1,948,406 for the three months ended September 30, 2009 compared with $1,186,570 for the three months ended September 30, 2008. Sales revenue for the three months ended September 30, 2009 consisted solely of sales of gears and gearboxes in China, as a result of the Company’s sale of IBC, the North America / Auto Parts segment in June 2009. Revenue for the three months ended September 30, 2008, consisted of sales of automotive parts in North America and sales of gears and gearboxes in China, for $339,563 and $847,007, respectively. The sales revenue of gears and gearboxes for the first fiscal quarter of 2010 grew by approximately 130% compared to the sales of the same products in China for same period in the prior fiscal year. The increase in gears and gearboxes sales was attributable to the Company’s expansion in production capacity and its continued marketing efforts to develop its customer base.  Revenues during the period were also beneficially affected by the recovery of domestic market in China for gear and gearbox products as a result of Chinese government’s economic stimulus plan.

Cost of Sales and Gross Margin

Cost of sales was $1,543,174 for the three months ended September 30, 2009, increasing by $691,087 or 81%, from $852,087 for the three months ended September 30, 2008. The gross margin was approximately 21% for the three months ended September 30, 2009, compared to approximately 29% (excluding auto parts business) for the three months ended September 30, 2008. The decrease in gross margin in this quarter as compared to the same period in prior fiscal year was attributable mainly to a general decrease in gear prices and the launch of new gearbox products, the margin of which is lower than for gears. The shift in product mix and development of new products has been implemented by the Company as a strategy to quickly penetrate the market for its products and build sales.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consisted primarily of labor costs and overhead costs for sales, marketing, finance, legal, human resources and general management. Such costs also include the expenses recognized for stock-based compensation pursuant to SFAS 123R (ASC 718).

SG&A expenses decreased by $124,448 to $344,240 in the three months ended September 30, 2009, from $468,688 in three months ended September 30, 2008. SG&A decreased for the current period compared with the same period in the prior fiscal year, and the decrease primarily was attributable to the exclusion of the expenses associated with IBC, reduction in rental expense, and reduction in some professional and consulting service expenses.

Net Loss

Net loss was $28,355 in three months ended September 30, 2009, compared with net loss of $130,538 in the three months ended September 30, 2008. The net loss was mainly attributable to R&D expenses for new products, the costs related to being a public company including professional services related to auditing, legal and other services, and non-cash expenses recognized for stock based compensation related to stock options and warrants granted in the period pursuant to SFAS 123R (ASC 718).

Liquidity and Capital Resources

As of September 30, 2009, Equicap had current assets equal to $10,884,641, which primarily were comprised of cash and cash equivalents of $1,160,252, restricted cash of $414,061, inventory of $1,578,808 and net trade related receivables and other receivables of $2,283,243, and advance payments of $5,362,956. Approximately $4.6 million of the advance payments represented an advance payment made by the Zhongchai JV to Zhejiang Xinchai Holdings Co., Ltd. ("Xinchai Holdings"), for the purchase of land use rights and building, including fixtures thereto, for Zhongchai JV’s future expansion of production capabilities. Equicap’s current liabilities as of September 30, 2009 were $4,397,457, which primarily were comprised of short term bank loan, trade accounts payable and accrued expenses, notes payable, and other payable. At September 30, 2009, Equicap had working capital of $6,487,184.  Equicap believes that it has sufficient operating capital for its current operations.

Through the fiscal year ended June 30, 2009, Equicap has funded its operations from income generated by its IBC subsidiary (which was sold by the Company in June 2009) and, to a greater extent, by the income generated by its PRC subsidiaries and from the sale of equity securities. The principal equity funding for the Company was a private placement in March 2007, in which Equicap sold 8,450,704 shares at an aggregate offering price of $12,000,000.  After related expenses, Equicap had net proceeds of approximately $10,000,000.  The net proceeds of the private placement are being used by Equicap and its various subsidiaries principally for manufacturing, market expansion, product development, product acquisition and working capital and general corporate purposes.

Equicap used $8,000,000 of the proceeds from the March 2007 offering to fund the capital of ZhongChai JV.  These funds are available as working capital of the joint venture.  The joint venture partner contributed $2,600,000 of working capital simultaneously with the contribution by Equicap.

During the first quarter of fiscal year 2008, Equicap used approximately $3,700,000 of its cash assets to acquire Shengte as a wholly-owned subsidiary of ZhongChai JV.  The cash assets used for this acquisition were those forming a part of the working capital contributed to ZhongChai JV.  Shengte is a manufacturer and distributor of gears mainly used in engines and gearboxes, and gearboxes (transmissions) which are primarily used in industrial equipment such as forklift trucks. We expect that future cash flows generated from the operation of gear and gearbox business will be sufficient to cover the Company’s working capital requirements.

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

On November 6, 2008, a group of the investors filed a law suit in federal court in New York against the Company, Usunco Automotive Ltd., Mr. Peter Wang and vFinance Investment, Inc. based on alleged violations of the Securities Exchange Act of 1934 and Rule 10b-5, fraud, fraudulent inducement, professional malpractice and negligent misrepresentation arising out of the private placement closed on March 7, 2007. The action was settled by an agreement dated July 31, 2009, which provided (i) for a third party, Ruihua International Limited ("Ruihua"), to purchase all the shares of common stock of the Company owned and held by the plaintiffs, (ii) upon the purchase of the shares, for the Company and Mr. Wang and each of the plaintiffs to exchange general mutual releases as to all matters arising concerning the plaintiffs' purchase and holding of the common shares of the Company, and (iii) for a stipulation to dismiss the action.  The action was discontinued with prejudice by stipulation among all the parties which was ordered by the court on August 4, 2009. The Company incurred legal and other consulting expenses and indemnification claims for approximately $315,000 related to the lawsuit and the settlement efforts thereof.

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

Inventory

Inventories are stated at the lower of cost or net realizable value. Cost is calculated on the weighted-average basis and includes all costs to acquire and other costs incurred in bringing the inventories to their present location and condition. The Company evaluates the net realizable value of its inventories on a regular basis and record a provision for loss to reduce the computed weighted-average cost if it exceeds the net realizable value. The Company did not record any provision for slow-moving and obsolete inventory as of September 30, 2009 and 2008.

Property and Equipment

Property and equipment is recorded at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the assets. Repairs and maintenance expenditures, which do not extend the useful lives of the related assets, are expensed as incurred.

Under SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (ASC 360-10), the Company's long-lived assets are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company also assesses these assets for impairment based on their estimated future cash flows. The Company has not incurred any losses in connection with the adoption of this statement.

Goodwill and Other Intangible Assets

Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Goodwill and intangible assets deemed to have indefinite lives are not amortized. All other intangible assets are amortized over their estimated useful lives. Goodwill and indefinite-lived intangible assets are subject to annual impairment testing using the guidance and criteria described in Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets” (ASC 350). This testing compares carrying values to fair values and, when appropriate, the carrying value of these assets is reduced to fair value.

Revenue Recognition

Revenue consists of sales of gears and gearboxes. In accordance with the provisions of Staff Accounting Bulletin No. 103, revenue is recognized when merchandise is shipped, title and risk of loss pass to the customer and collectibility is reasonably assured. Revenue is recorded as the sales price of goods and services, net of rebates and discounts and is reported on a gross basis. The gross basis is used mainly due to the fact that the Company acts as principal in each transaction and is responsible for fulfillment and acceptability of the products purchased, the Company takes title to its products before the products are ordered by its customers, the Company has risk of inventory loss as title of the products is transferred to the Company, the Company is responsible for collection of sales and delivery of products, and the Company does not act as an agent or broker and is not compensated on a commission or fee basis.

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

Advertising Costs

The Company expenses the cost of advertising as incurred.  Advertising costs for the quarters ended September 30, 2009 and 2008 were insignificant.

Research and Development Costs

Research and development ("R&D) costs are classified as general and administrative expenses and are expensed as incurred.

Comprehensive Income (Loss)

The Company adopted SFAS No. 130, Reporting Comprehensive Income, which establishes rules for the reporting and display of comprehensive income, its components and accumulated balances. SFAS No. 130 (ASC220) defines comprehensive income (loss) to include all changes in equity, including adjustments to minimum pension liabilities, accumulated foreign currency translation, and unrealized gains or losses on available-for-sale marketable securities, except those resulting from investments by owners and distributions to owners.

Foreign Currency Translation

A significant portion of the Company's operations are conducted in China and the financial statements are translated from Chinese RMB, the functional currency, into U.S. Dollars in accordance with SFAS No. 52 "Foreign Currency Translation" (ASC 830-20). Accordingly, all foreign currency assets and liabilities are translated at the period-end exchange rate and all revenues and expenses are translated at the average exchange rate for the period. The effects of translating the financial statements of foreign subsidiaries into U.S. Dollars are reported as a cumulative translation adjustment, a separate component of comprehensive income in stockholder's equity.

Recent Accounting Pronouncements

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) officially launched the FASB Accounting Standards Codification (“ASC”), which has become the single official source of authoritative nongovernmental U.S. GAAP, in addition to guidance issued by the Securities and Exchange Commission. The ASC is designed to simplify U.S. GAAP into a single, topically ordered structure. All guidance contained in the ASC carries an equal level of authority. The ASC is effective for all interim and annual periods ending after September 15, 2009. Accordingly, the Company refers to Codification in respect to the appropriate accounting standards throughout this document as “ASC”. Implementation of the Codification did not have any impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued SFAS 165 “Subsequent Events” (ASC 855), which establishes the general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. ASC 855 is effective for interim and fiscal years ending after June 15, 2009, which is the Company’s fourth quarter of fiscal 2009. The adoption of ASC 855 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, was issued to provide additional guidance for estimating fair value in accordance with SFAS No. 157 (ASC 820), Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased.

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

In December 2007, the FASB released SFAS 141(R) “Business Combinations” (ASC 805).  This standard applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and as such, will be effective beginning in the Company’s fiscal year 2010.  This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest and the goodwill acquired. Additionally, transaction costs that are currently capitalized under current accounting guidance will be required to be expensed as incurred under SFAS No. 141(R) (ASC 805). This standard also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (ASC 810-10).  This standard is will change the accounting and reporting for minority interests, which will now be termed “non-controlling interests.” This standard requires non-controlling interests to be presented as a separate component of equity and requires the amount of net income attributable to the parent and to the non-controlling interest to be separately identified on the consolidated statement of operations. SFAS 160(ASC 810-10) is effective for fiscal years beginning on or after December 15, 2008, and as such, will be effective beginning in the Company’s fiscal year 2010. The Company does not expect the adoption of SFAS No. 160(ASC 810-10) to have a material impact on its consolidated financial statements

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (ASC 825-10). This standard permits entities to measure many financial instruments and certain other items at fair value. The purpose is to improve financial reporting by providing entities with the opportunity to mitigate volatility. SFAS No. 159 (ASC 810-10) provides companies with an option to report selected financial assets and liabilities at fair value. The objective of this standard is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.  This standard also establishes presentation and disclosure requirements designed to facilitate comparisons between companies and choose different measurement attributes for similar types of assets and liabilities.  This standard is effective for the Company on July 1, 2008. It is not expected that the adoption of SFAS No. 159 (ASC 810-10) will have a material impact on the Company’s financial condition or results of operations.

Fair Value of Financial Instruments

The Company considers the carrying amounts reported in the consolidated balance sheet for current assets and current liabilities qualifying as financial instruments and approximating fair value.

Income Taxes

Deferred income taxes are computed using the asset and liability method, such that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between financial reporting amounts and the tax basis of existing assets and liabilities based on currently enacted tax laws and tax rates in effect in the United States of America for the periods in which the differences are expected to reverse. Income tax expense is the tax payable for the period plus the change during the period in deferred income taxes. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. No differences were noted between the book and tax bases of the Company’s assets and liabilities, respectively. Therefore, there are no deferred tax assets or liabilities for the three months ended September 30, 2009. For the operating subsidiaries, the ZhongChai JV and its subsidiaries are located in the PRC, and are therefore subject to central government and provincial and local income taxes within the PRC at the applicable tax rate on the taxable income as reported in the PRC statutory financial statements in accordance with relevant income tax laws. The standard corporate income tax rate is 25% from January 1, 2008, when China’s new tax law became effective, decreased from 33%.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

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

Date: November 11, 2009	EQUICAP, INC.

	By:	/s/ Peter Wang
	Name:	Peter Wang
	Title:	President

	By:	/s/ David Ming He
	Name:	David Ming He
	Title:	Chief Financial Officer