Form 10-Q
period 2009-12-31
EQUICAP INC
filed 2010-02-12
CIK 1006840

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

Issuer’s telephone number: (904) 418-9133

                             Not Applicable
(Former name, former address and former
fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         Yes  ☒No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.    Yes  ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated Filer ☐ Non accelerated filer ☐ Smaller reporting company  ☒

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes  ☐         No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 27,613,019 shares of common stock, par value $.001 per share, outstanding as of February 10, 2010.

EQUICAP, INC.

- INDEX -

FORWARD-LOOKING STATEMENTS

Statements made in this Form 10-Q (the “Quarterly Report”) that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements often can be identified by the use of terms such as “may”, “will”, “expect”, “believe”, “anticipate”, “estimate”, “approximate”, or “continue”, or the negative thereof. Equicap, Inc. (the “Company”) intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. These factors include our current dependence on a limited number of products and customers, the focus of the business on the gear and gearbox (transmission) markets in the Peoples Republic of China, the need to develop new products and create demand for them, the effect of the global recession and availability of credit, pricing pressures on our products and margins, product quality, customer satisfaction and the ability to sustain and grow sales and expand the customer base, warranty obligations and claims, operating a business primarily in the Peoples Republic of China, currency controls and exchange rate exposure, and the other risk factors discussed in our reports filed with the Securities and Exchange Commission. The Company disclaims any obligation to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

EQUICAP, INC.

Consolidated Balance Sheets

	December 31,	June 30,
	2009	2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$819,999	$3,990,767
Restricted cash	143,033	315,151
Accounts receivable, net of allowance for doubtful accounts of $9,347
and $7,732 at December 31, 2009 and June 30, 2009, respectively	1,627,674	1,540,402
Inventory	2,168,114	1,568,445
Notes receivable	47,500	57,500
Trade notes receivable	378,110	391,155
Other receivables, net	555,055	76,491
Advance payments	5,251,501	2,988,235
Prepaid expenses	35,178	38,775

Total current assets	11,026,164	10,966,921

Property and equipment, net	2,825,632	2,662,924

Goodwill	3,411,913	3,407,262

Other assets:
Intangible assets, net	986	1,522
Deferred compensation	9,211	63,606
Deferred expenses	47	447
Total other assets	10,244	65,575

Total assets	$17,273,953	$17,102,682

Liabilities
Current liabilities:
Short-term bank loans	$1,422,990	$2,197,500
Accounts payable and accrued expenses	2,205,539	1,562,217
Trade notes payable	143,033	315,151
Taxes payable	6,222	54,292
Other current liabilities	729,279	635,408
Total current liabilities	4,507,063	4,764,568

Total liabilities	4,507,063	4,764,568

Equity
Stockholders’ equity:
Common stock, $.001 par value, 500,000,000 shares authorized,
27,613,019 shares issued and outstanding at December 31, 2009
and June 30, 2009, respectively	27,613	27,613
Stock subscription receivable	(33,120)	(33,120)
Additional paid-in capital	16,484,097	16,484,097
Statutory reserves	124,460	124,460
Retained earnings (deficit)	(8,422,278)	(8,440,255)
Accumulated other comprehensive income	1,432,392	1,415,474
Total stockholders’ equity	9,613,164	9,578,269

Noncontrolling interest	3,153,726	2,759,845

Total equity	12,766,890	12,338,114

Total liabilities and equity	$17,273,953	$17,102,682

The accompanying notes are an integral part of these consolidated financial statements.

EQUICAP, INC.

Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008

Revenue	$1,889,823	$820,527	$3,838,229	$2,007,097

Cost of sales	1,483,353	693,897	3,026,527	1,545,984

Gross profit	406,470	126,630	811,702	461,113

Operating expenses
Selling, general and administrative	287,950	513,528	632,190	982,216

Income (loss) from operations	118,520	(386,898)	179,512	(521,103)

Other income (expenses):
Interest income (expenses), net	(15,502)	2,815	(34,269)	5,528
Other income, net	36,069	17,720	40,309	49,159
Total other income	20,567	20,535	6,040	54,687

Income (loss) before provision for income taxes	139,087	(366,363)	185,552	(466,416)

Provision for income taxes	31,588	383	67,093	1,171

Net income (loss) before noncontrolling interest	107,499	(366,746)	118,459	(467,587)

Less: Noncontrolling interest	61,167	(45)	100,482	29,652

Net income (loss)	46,332	(366,701)	17,977	(497,239)

Other comprehensive income
Foreign currency translation adjustment	56	34,273	16,918	59,929

Comprehensive income (loss)	$46,388	$(332,428)	$34,895	$(437,310)

Loss per common share:
Basic	$0.00	$(0.01)	$0.00	$(0.02)
Diluted	$0.00	$(0.01)	$0.00	$(0.02)

Weighted average number of common shares
outstanding:
Basic	27,613,019	28,169,013	27,613,019	28,169,013
Diluted	27,613,019	28,169,013	27,613,019	28,169,013

The accompanying notes are an integral part of these consolidated financial statements.

EQUICAP, INC.

Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	December 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$17,977	$(497,239)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Noncontrolling interest	100,482	29,652
Depreciation and amortization	148,156	88,988
Loss on disposal of fixed assets	4,846	-
Provision for bad debts	1,604	86,071
Share-based payments	54,395	54,394
Non-cash payments of rent	-	2,500
Changes in assets and liabilities:
Accounts receivable	(86,738)	25,095
Inventory	(597,283)	(143,498)
Trade notes receivable	13,573	16,939
Other receivables	(478,264)	86,591
Advance payments	(2,258,262)	3,351,709
Prepaid expenses	3,601	148,175
Deferred expenses	400	(176)
Accounts payable and accrued expenses	641,186	(93,054)
Trade notes payable	(172,478)	-
Taxes payable	(48,124)	502
Other current liabilities	93,208	47,289
Total adjustments	(2,579,698)	3,701,177

Net cash (used in) provided by operating activities	(2,561,721)	3,203,938

Cash flows from investing activities:
Additions to property and equipment	(311,472)	(270,032)
Proceeds from notes receivable	10,000	-

Net cash used in investing activities	(301,472)	(270,032)

Cash flows from financing activities:
Repayment for short-term bank loans	(777,192)	-
Contribution from minority shareholders	293,280	-

Net cash used in financing activities	(483,912)	-

Effect of foreign currency translation on cash	4,219	8,371

Net (decrease) increase in cash and cash equivalents and restricted cash	(3,342,886)	2,942,277

Cash and cash equivalents and restricted cash – beginning	4,305,918	956,973

Cash and cash equivalents and restricted cash – ending	$963,032	$3,899,250

The accompanying notes are an integral part of these consolidated financial statements.

EQUICAP, INC.
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(Unaudited)

Note 1 – Organization and Nature of Business

Equicap, Inc. (“Equicap” or “the Company”), a Nevada corporation, is a manufacturer and distributor of gears and gearboxes (transmissions), which are marketed and sold to customers in China.

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

On December 16, 2009, Equicap and its wholly owned subsidiaries, Usunco and Zhongchai Holding (Hong Kong) Limited, a Hong Kong company (“Zhongchai Holding”), took action to approve transfer of the shares of Zhejiang Zhongchai Machinery Co., from Usunco to Zhongchai Holding. The transfer was completed on December 23, 2009. The purpose of the transfer was to take advantage of the tax treaty between the Peoples Republic of China and the Special Administrative Region of Hong Kong which reduces the withholding tax rate of the PRC on payments to entities outside of China. Usunco no longer has any assets after transferring all of them to Zhongchai Holding and therefore will be dissolved in the future. The consolidated financial statements will continue to account for Zhejiang Zhongchai Machinery Co., in the same manner as before the transfer of the ownership. Shareholder approval by the shareholders of Equicap was not required under Nevada law, as there was no sale of all or substantially all the assets of the Company. The shareholder ownership and shareholder rights of Equicap remain the same as before the transaction.

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

On July 1, 2009, the Company adopted the accounting and disclosure requirements of Statement of Financial Accounting Standard (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51, which is now included with ASC Topic 810 Consolidation.  This standard establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation.  On a prospective basis, any changes in ownership will be accounted for as equity transactions with no gain or loss recognized on the transactions unless there is a change in control.

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

Note 3 – Restricted Cash

As of December 31, 2009 and June 30, 2009, the Company had restricted cash of $143,033 and $315,151, respectively. These restricted cash balances are reserved for settlement of trade notes payable in connection with inventory purchases.  The cash held in custody by bank issuing the trade notes payable is restricted as to withdrawal or use, and is currently earning interest.

Note 4 – Inventory

Inventory at December 31, 2009 and June 30, 2009 consists of the following:

	December 31,	June 30,
	2009	2009

Gears products	$1,006,376	$885,559
Gearbox products	1,064,591	680,317
Other	97,147	2,569
Total	$2,168,114	$1,568,445

Note 5 – Advance Payments

Advance payments amounted to approximately $5.3 million as of December 31, 2009, approximately $4.6 million of which represented an advance payment made by the Zhongchai JV to Zhejiang Xinchai Holdings Co., Ltd. ("Xinchai Holdings"), a corporation in China, for the purchase of land use rights and building for Zhongchai JV’s future expansion of its production capabilities. Zhongchai JV is currently leasing a portion of the land and building to be purchased. The total land area to be purchased is approximately 250,000 square feet. The total contract price for the land use rights, building and fixtures is approximately $4.6 million. The Company is currently in the process of transferring title.

Note 6 – Property and Equipment

Property and equipment at December 31, 2009 and June 30, 2009 consists of the following:

	December 31,	June 30,
	2009	2009

Manufacturing equipment	$3,238,314	$2,923,420
Office equipment and furniture	50,158	56,597
Vehicles	62,124	62,039
Subtotal	3,350,596	3,042,056
Less: Accumulated depreciation	524,964	379,132
Total	$2,825,632	$2,662,924

Depreciation expense for the three months ended December 31, 2009 and 2008 was $75,728 and $46,535, and for the six months ended December 31, 2009 and 2008 was $147,618 and $88,451, respectively.

Note 7 – Intangible Assets

Intangible assets at December 31, 2009 and June 30, 2009 consist of the following:

	December 31, 2009	June 30, 2009

Computer Software	$3,227	$3,223
Less: accumulated amortization	2,241	1,701

Total	$986	$1,522

Amortization expenses for the three months ended December 31, 2009 and 2008 were $269 and $269, and for the six months ended December 31, 2009 and 2008 were $538 and $537, respectively.

Note 8 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	December 31,	June 30,
	2009	2009

Accounts payable	$1,950,618	$1,400,162
Accrued expenses	254,921	162,055

Total	$2,205,539	$1,562,217

The carrying value of accounts payable and accrued expenses approximates their fair value due to the short-term nature of these obligations.

Note 9 – Short Term Bank Loans

Short-term bank loans consist of the following:

	December 31,	June 30,
	2009	2009

On May 25, 2009, the Company obtained a loan from Agricultural Bank of China, which was re-paid on August 26, 2009. The annual interest was At the fixed interest rate of 4.374% and paid monthly. The loan was secured by a third party.	$-	$776,450

On June 15, 2009, the Company obtained a loan from Agricultural Bank of China, which is due on June 16, 2010. The interest is calculated using an annual fixed interest rate of 5.31% and paid monthly. The loan is secured by a third party.	1,422,990	1,421,050

Total short-term bank loans	$1,422,990	$2,197,500

Note 10 – Rental Expense

The Company’s Chinese operations are located in Zhejiang, China, and the rental expense for the three months ended December 31, 2009 and 2008 was $13,062 and $27,753, and for the six months ended December 31, 2009 and 2008 was $23,932 and $42,356, respectively.

Note 11 – Risk Factors

Two customers, Zhejiang Xinchai Co., Ltd. and Lonking (Shanghai) Forklift Co., Ltd., accounted for 45% and 17%, respectively, of the Company’s net revenue for the three months ended December 31, 2009. The same two customers accounted for 46% and 23%, respectively, of the Company’s net revenue for the six months ended December 31, 2009,

Five major suppliers, Zhejiang Yuyang Machinery Co., Ltd., Xinchang Liyuan Foundry Co., Ltd., Chongqing Shenjian Auto Transmission Parts Co., Ltd., Zhejiang Hengchun Machinery Co., Ltd., and Hangzhou Qianjin General Machinery Co., Ltd., accounted for approximately 21%, 11%, 9%, 5% and 5%, respectively, of the Company’s total purchases for the three months ended December 31, 2009. Six suppliers, Zhejiang Yuyang Machinery Co., Ltd., Chongqing Shenjian Auto Transmission Parts Co., Ltd., Xinchang Liyuan Foundry Co., Ltd.,Changzhou No. 2 Gears Co., Ltd., Wuxi Hydraulic Marchinery Co., Ltd., and Hangzhou Qianjin General Machinery Co., Ltd., accounted for approximately 24%, 7%, 7%, 5%, 4% and 4%, respectively, of the Company’s total purchases for the six months ended December 31, 2009.

Note 12 – Deferred Compensation

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

Note 13 – Supplemental Disclosure of Cash Flow Information

	For the Six Months Ended December 31,
	2009	2008

Cash paid for interest	$43,871	$191
Cash paid for income taxes	$78,163	$1,171

Note 14 – Earnings (Loss) Per Share

The Company presents earnings (loss) per share on a basic and diluted basis. Basic earnings (loss) per share have been computed by dividing net earnings by the weighted average number of shares outstanding. Diluted earnings (loss) per share has been computed by dividing net earnings by the weighted average number of shares outstanding including the dilutive effect of equity securities. All share and per share data have been adjusted to reflect the recapitalization of the Company after the share exchange agreement with Usunco. The weighted average number of shares calculated for Diluted EPS excludes the potential common stock that would be exercised under the options granted to employees and warrants granted to agents because of their anti-dilutive effect.

	Three Months Ended December 31,
	2009	2008

Net income (loss)	$46,332	$(366,701)

Weighted average common shares
(denominator for basic loss per share)	27,613,019	28,169,013

Effect of dilutive securities:	-	-

Weighted average common shares
(denominator for diluted loss per share)	27,613,019	28,169,013

Basic net income (loss) per share	$0.00	$(0.01)
Diluted net income (loss) per share	$0.00	$(0.01)

	Six Months Ended December 31,
	2009	2008

Net income (loss)	$17,977	$(497,239)

Weighted average common shares
(denominator for basic loss per share)	27,613,019	28,169,013

Effect of dilutive securities:	-	-

Weighted average common shares
(denominator for diluted loss per share)	27,613,019	28,169,013

Basic net income (loss) per share	$0.00	$(0.02)
Diluted net income (loss) per share	$0.00	$(0.02)

Note 15 – Share-Based Payments

As of December 31, 2009, there were 366,550 outstanding options to employees (“Employee Options”) and 422,535 outstanding warrants to the private placement agent (“Agent Warrants”). Both the Employee Options and Agent Warrants vest over three years and have a life of five years. For the three and six months ended December 31, 2009, the Company recorded approximately $27,197 and $54,395, respectively, of stock-based compensation based on the fair value method of SFAS. No. 123R (ASC 718) using the following assumptions: volatility of 34.94%, risk free interest rate of 4.63%, dividend yield of 0%, and expected life of 5 years. No estimate of forfeitures was made as the Company has a short history of granting options and warrants.

The fair value of the options and warrants was determined based on the number of shares granted and the quoted price of the Company’s common stock on the date of grant. The fair value of stock-based compensation was determined using the Black-Scholes model.

Note 16 – Stock Authorization and Issuance

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

The Company has a registration payment arrangement with regard to the common stock issued in the private offering. The Company was required to file a registration statement within 45 days of closing and caused the registration statement to become effective on or prior to 150 days after the closing date. The registration statement was filed within the 45 day limit thus fulfilling part of this obligation. In addition, the Company is required to use reasonable commercial efforts to maintain the registration statement’s effectiveness and file additional registration statements in the future, to continue to provide to the stockholders the opportunity to sell the shares of restricted stock that they hold. This obligation ends if the shares can be sold pursuant to Rule 144.

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

Note 17 – Employee Welfare Plan

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

Note 18 – Legal Proceedings

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

NOTE 19 – Subsequent Events

None.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations or Plan of Operations.

Equicap, Inc. (“Equicap”), a Nevada corporation, does business through its subsidiary, Zhongchai Holding (Hong Kong) Limited, a Hong Kong company (“Zhongchai Holding”), which in turn operates through Zhejiang ZhongChai Machinery Co., Ltd. (the “ZhongChai JV”), a 75%-owned joint venture established under the laws of the People’s Republic of China (the “PRC” or “China”), Zhejiang Shengte Transmission Co., Ltd. (“Shengte”) a company established under the laws of the PRC and wholly owned by ZhongChai JV, and Xinchang Xian Lisheng Machinery Co., Ltd. (“Lisheng”), a company established under the laws of the PRC and 60% owned by ZhongChai JV.  Through its operating subsidiaries, Equicap is currently engaged in the manufacturing and sale of gears and gearboxes (transmissions) in China.

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

Results of Operations

Three Months Ended December 31, 2009 Compared to Three Months Ended December 31, 2008

Revenue

Revenue increased by $1,069,296 or 130% to $1,889,823 for the three months ended December 31, 2009 compared to $820,527 for the three months ended December 31, 2008. Sales revenue for the three months ended December 31, 2009 consisted solely of sales of gears and gearboxes in China, as a result of the Company’s sale of IBC, the North America / Auto Parts segment in June 2009. Revenue for the three months ended December 31, 2008, consisted of sales of automotive parts in North America and sales of gears and gearboxes in China, for $288,470 and $532,057, respectively. The sales revenue of gears and gearboxes for the period grew by approximately 255% compared to the sales of the same products in China for comparable period in the prior fiscal year. The increase in gears and gearboxes sales was attributable to the Company’s introduction of new gearbox products, expansion in production capacity and its continued marketing efforts to develop its customer base.  Revenues during the period were also beneficially affected by the recovery of domestic market in China for gear and gearbox products as a result of Chinese government’s economic stimulus plan.

Cost of Sales and Gross Margin

Cost of sales was $1,483,353 for the three months ended December 31, 2009, increasing by $789,456, or 114%, from $693,897 for the three months ended December 31, 2008. The gross margin was approximately 22% for the three months ended December 31, 2009, compared to approximately 24% (excluding auto parts business) for the three months ended December 31, 2008. The decrease in gross margin in this quarter as compared to the same period in prior fiscal year was attributable mainly to a general decrease in gear prices and the launch of new gearbox products, the margin of which is lower than for gears. The shift in product mix and development of new products has been implemented by the Company as a strategy to quickly penetrate the market for its products and build sales.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consisted primarily of labor costs and overhead costs for sales, marketing, finance, legal, human resources and general management. Such costs also include the expenses recognized for stock-based compensation pursuant to SFAS 123R (ASC 718).

SG&A expenses decreased by $225,578 to $287,950 in the three months ended December 31, 2009, from $513,528 in three months ended December 31, 2008. The decrease primarily was attributable to the exclusion of the expenses associated with IBC, reduction in rental expense for less office space leased, and reduction in some professional and consulting service expenses due to less capital market related services incurred in the period compared to the same period in the prior fiscal year.

Net Income (Loss)

Net income was $46,332 in three months ended December 31, 2009, compared to a net loss of ($366,701) in the three months ended December 31, 2008. The Company became profitable in the quarter mainly attributable to increased revenue and gross profit and lower operating expenses.

Six Months Ended December 31, 2009 Compared to Six Months Ended December 31, 2008

Revenue

Revenue increased by $1,831,132 or 91% to $3,838,229 for the six months ended December 31, 2009 compared to $2,007,097 for the six months ended December 31, 2008. Sales revenue for the six months ended December 31, 2009 consisted solely of sales of gears and gearboxes in China, as a result of the Company’s sale of IBC, the North America / Auto Parts segment in June 2009. Revenue for the six months ended December 31, 2008, consisted of sales of automotive parts in North America and sales of gears and gearboxes in China, for $628,033 and $1,379,064, respectively. The sales revenue of gears and gearboxes for the period grew by approximately 178% compared to the sales of the same products in China for same period in the prior fiscal year. The increase in gears and gearboxes sales was attributable to the Company’s introduction of new gearbox products, expansion in production capacity and its continued marketing efforts to develop its customer base.  Revenues during the period were also beneficially affected by the recovery of domestic market in China for gear and gearbox products as a result of Chinese government’s economic stimulus plan.

Cost of Sales and Gross Margin

Cost of sales was $3,026,527 for the six months ended December 31, 2009, increasing by $1,480,543 or 96%, from $1,545,984 for the six months ended December 31, 2008. The gross margin was approximately 21% for the six months ended December 31, 2009, compared to approximately 27% (excluding auto parts business) for the six months ended December 31, 2008. The decrease in gross margin in the period as compared to the same period in prior fiscal year was attributable mainly to a general decrease in gear prices and the launch of new gearbox products, the margin of which is lower than for gears. The shift in product mix and development of new products has been implemented by the Company as a strategy to quickly penetrate the market for its products and build sales.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consisted primarily of labor costs and overhead costs for sales, marketing, finance, legal, human resources and general management. Such costs also include the expenses recognized for stock-based compensation pursuant to SFAS 123R (ASC 718).

SG&A expenses decreased by $350,026 to $632,190 in the six months ended December 31, 2009, from $982,216 in six months ended December 31, 2008. The decrease primarily was attributable to the exclusion of the expenses associated with IBC, reduction in rental expense for less office space leased, and reduction in some professional and consulting service expenses due to less capital market related services incurred in the period compared to the same period in the prior fiscal year.

Net Income (Loss)

Net income was $17,977 for the  six months ended December 31, 2009, compared to a net loss of ($497,239) for the six months ended December 31, 2008. The Company became profitable for the period mainly attributable to increased revenue and gross profit and lower operating expenses.

Liquidity and Capital Resources

As of December 31, 2009, Equicap had current assets equal to $11,026,164, current liabilities equal to $4,507,063 and working capital of $6,519,101.  Equicap believes that it has sufficient operating capital for its current operations.

Operating Activities

Net cash used in operating activities was approximately $2.56 million for the six months ended December 31, 2009, as compared to $3.2 million net cash provided by operating activities for the same period in the prior fiscal year. The net outflow from our operating activities was mainly due to the increase of $2.26 million in advance payment during the six-month period. The advance payment was made by the Zhongchai JV to Zhejiang Xinchai Holdings Co., Ltd. ("Xinchai Holdings"), a corporation in China, for the purchase of land use rights and building for Zhongchai JV’s future expansion of its production capabilities. Inventory and receivables also increased during the period along with the growth in sales.

Investing Activities

Net cash used in investing activities was $0.3 million for the six-month period ended December 31, 2009, increased from $0.27 million for the same period in fiscal year 2008. The Company continued purchasing new equipment to expand its production capacity to meet increasing demand for its products.

Financing Activities

Net cash used in financing activities was $0.48 million for the six-month period ended December 31, 2009. During this period, the Company repaid bank loan of $0.78 million. There was also $0.29 million capital contribution to Lisheng from minority shareholders.

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

Critical Accounting Policies and Estimates

Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended June 30, 2009, for disclosures regarding Equicap Inc.’s critical accounting policies and estimates.  The interim financial statements follow the same accounting policies and methods of computations as those for the year ended June 30, 2009.  There was no new accounting policies and estimates during the period ended December 31, 2009 which affects the Company.

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

Item 4.     Controls and Procedures.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009.

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

Date: February 10, 2010		EQUICAP, INC.

	By:	/s/ Peter Wang
Name: Peter Wang
Title: President

	By:	/s/ David Ming He
Name: David Ming He
Title: Chief Financial Officer