Form 10-Q
period 2010-03-31
EQUICAP INC
filed 2010-05-13
CIK 1006840

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 27,613,019 shares of common stock, par value $.001 per share, outstanding as of May 10, 2010.

EQUICAP, INC.

- INDEX -

Page
PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements	1

Unaudited Consolidated Balance Sheet as of March 31, 2010 and June 30, 2009	2

Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended March 31, 2010 and 2009	3

Unaudited Consolidated Statements of Cash Flows for the nine months ended March 31, 2010 and 2009	4

Notes to Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3 Quantitative and Qualitative Disclosures About Market Risk

Item 4 Controls and Procedures

PART II – OTHER INFORMATION:

Item 6. Exhibits

Signatures

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

EQUICAP, INC.

Consolidated Balance Sheets

	March 31,	June 30,
	2010	2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$539,914	$3,990,767
Restricted cash	90,441	315,151
Accounts receivable, net of allowance for doubtful accounts of $18,189 and $7,732 at March 31, 2010 and June 30, 2009, respectively	2,426,475	1,540,402
Inventories	2,207,522	1,568,445
Notes receivable	1,058,565	448,655
Advance payments	5,329,020	2,988,235
Other current assets	597,275	115,266

Total current assets	12,249,212	10,966,921

Property and equipment, net	2,962,393	2,662,924

Goodwill	3,411,913	3,407,262

Other assets	708	65,575

Total assets	$18,624,226	$17,102,682

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$3,121,790	$1,562,217
Short-term bank loans	1,422,990	2,197,500
Trade notes payable	90,441	315,151
Taxes payable	178,256	54,292
Other current liabilities	667,453	635,408
Total current liabilities	5,480,930	4,764,568

Total liabilities	5,480,930	4,764,568

Equity
Stockholders’ equity:
Common stock, $.001 par value, 500,000,000 shares authorized, 27,613,019 shares issued and outstanding at March 31, 2010 and June 30, 2009, respectively	27,613	27,613
Stock subscription receivable	(33,120)	(33,120)
Additional paid-in capital	16,484,097	16,484,097
Statutory reserves	124,460	124,460
Accumulated deficit	(8,158,417)	(8,440,255)
Accumulated other comprehensive income	1,431,995	1,415,474
Total stockholders’ equity	9,876,628	9,578,269

Noncontrolling interest	3,266,668	2,759,845

Total equity	13,143,296	12,338,114

Total liabilities and equity	$18,624,226	$17,102,682

The accompanying notes are an integral part of these consolidated financial statements.

EQUICAP, INC.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

Sales	$3,202,350	$976,967	$7,040,579	$2,984,064

Cost of sales	2,454,953	770,546	5,481,480	2,316,530

Gross profit	747,397	206,421	1,559,099	667,534

Operating expenses
Selling, general and administrative	284,340	623,392	916,530	1,605,608

Income (loss) from operations	463,057	(416,971)	642,569	(938,074)

Other income (expenses):
Interest income (expenses), net	(29,095)	4,003	(63,364)	9,722
Other income, net	16,289	47,459	56,598	96,427
Total other income (expenses)	(12,806)	51,462	(6,766)	106,149

Income (loss) before provision for income taxes	450,251	(365,509)	635,803	(831,925)

Provision for income taxes	73,448	-	140,541	1,172

Net income (loss)	376,803	(365,509)	495,262	(833,097)

Less: Net income (loss) attributable to noncontrolling interest	112,942	(45,692)	213,424	(16,041)

Net income (loss) attributable to Equicap	263,861	(319,817)	281,838	(817,056)

Other comprehensive income (loss)
Foreign currency translation adjustment	398	(17,231)	16,521	42,698

Comprehensive income (loss)	$264,259	$(337,048)	$298,359	$(774,358)

Earnings (loss) per common share:
Basic	$0.01	$(0.01)	$0.01	$(0.03)
Diluted	$0.01	$(0.01)	$0.01	$(0.03)

Weighted average number of common shares outstanding:
Basic	27,613,019	28,169,013	27,613,019	28,169,013
Diluted	27,613,019	28,169,013	27,613,019	28,169,013

The accompanying notes are an integral part of these consolidated financial statements.

EQUICAP, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$281,838	$(817,056)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Noncontrolling interest	213,424	(16,041)
Depreciation and amortization	229,508	137,136
Loss on disposal of fixed assets	4,846	-
Provision for bad debts	10,442	87,971
Share-based payments	63,606	81,592
Non-cash payments of rent	-	3,750
Changes in assets and liabilities:
Accounts receivable	(894,050)	(258,324)
Inventories	(636,675)	(267,824)
Notes receivable – trade	(620,622)	222,572
Advance payments	(136,150)	3,640,626
Other current assets	(494,611)	152,665
Accounts payable and accrued expenses	1,557,049	198,159
Trade notes payable	(225,048)	190,927
Taxes payable	123,839	25,425
Other current liabilities	44,461	45,541
Total adjustments	(759,981)	4,244,175

Net cash provided by (used in) operating activities	(478,143)	3,427,119

Cash flows from investing activities:
Advance payments for the purchase of land use rights and building	(2,199,600)	(102,515)
Additions to property and equipment	(326,239)	(343,972)
Additions to construction in progress	(203,021)	-
Collection on notes receivable – other	11,500	-

Net cash used in investing activities	(2,717,360)	(446,487)

Cash flows from financing activities:
Repayment for short-term bank loans	(777,192)	-
Contribution from minority shareholders	293,280	-

Net cash used in financing activities	(483,912)	-

Effect of foreign currency translation on cash	3,852	2,714

Net (decrease) increase in cash and cash equivalents and restricted cash	(3,675,563)	2,983,346

Cash and cash equivalents and restricted cash – beginning	4,305,918	956,973

Cash and cash equivalents and restricted cash – ending	$630,355	$3,940,319

Supplemental schedule of non cash activities
Construction in progress reclassed to property and equipment	$-	$1,785,616

The accompanying notes are an integral part of these consolidated financial statements.

EQUICAP, INC.
Notes to Consolidated Financial Statements
March 31, 2010 and 2009
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

Note 2 –  Summary of Significant Accounting Policies

Basis of Presentation

The Company’s consolidated financial statements include the accounts of Equicap, Inc. and its wholly and majority owned subsidiaries. All intercompany balances and transactions are eliminated in consolidation. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) applicable to interim financial information and the requirements of Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included.

In preparing the accompanying unaudited consolidated financial statements, we evaluated the period from March 31, 2010 through the date the financial statements were issued, for material subsequent events requiring recognition or disclosure. No such events were identified for this period.

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

Reclassification

Certain amounts as of March 31, 2009 were reclassified for presentation purposes.

Note 3 –  Accounts Receivable

Trade accounts receivable are stated at original invoice amount less allowance for doubtful receivables based on management’s periodic review of aging of outstanding balances and customer credit history. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

The balance of allowance for doubtful accounts amounted to $18,189 and $7,732 as of March 31, 2010 and June 30, 2009, respectively.

Note 4 –  Inventories

Inventories at March 31, 2010 and June 30, 2009 consist of the following:

	March 31, 2010	June 30, 2009

Gears products	$1,229,170	$885,559
Gearbox products	976,957	680,317
Other	1,395	2,569

Total	$2,207,522	$1,568,445

Note 5  – Notes Receivable

Notes receivable at March 31, 2010 and June 30, 2009 consists of the following:

	March 31, 2010	June 30, 2009

Notes receivable-trade	$1,012,565	$391,155
Notes receivable-other	46,000	57,500

Total	$1,058,565	$448,655

Note 6 –  Advance Payments

Advance payments amounted to approximately $5.3 million as of March 31, 2010, approximately $4.6 million of which represented an advance payment made by the Zhongchai JV to Zhejiang Xinchai Holdings Co., Ltd. ("Xinchai Holdings"), a corporation in China, for the purchase of land use rights and building for Zhongchai JV’s future expansion of its production capabilities. Zhongchai JV is currently leasing a portion of the land and building to be purchased. The total land area to be purchased is approximately 250,000 square feet. The total contract price for the land use rights, building and fixtures is approximately $4.6 million. The Company is currently in the process of transferring title.

Note 7 –  Property and Equipment

Property and equipment at March 31, 2010 and June 30, 2009 consists of the following:

	March 31, 2010	June 30, 2009

Manufacturing equipment	$3,252,649	$2,923,420
Office equipment and furniture	50,402	56,597
Vehicles	62,317	62,039
Subtotal	3,365,368	3,042,056
Less: Accumulated depreciation	606,078	379,132
	$2,759,290	$2,662,924
Construction in progress	203,103	-

Total	$2,962,393	$2,662,924

Note 7 –  Property and Equipment (continued)

Depreciation expense for the three months ended March 31, 2010 and 2009 was $81,083 and $47,880, and for the nine months ended March 31, 2010 and 2009 was $228,701 and $136,331, respectively.

Note 8 –  Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	March 31, 2010	June 30, 2009

Accounts payable	$2,893,581	$1,400,162
Accrued expenses	228,209	162,055

Total	$3,121,790	$1,562,217

The carrying value of accounts payable and accrued expenses approximates their fair value due to the short-term nature of these obligations.

Note 9 –  Short Term Bank Loans

Short-term bank loans consist of the following:

	March 31,	June 30,
	2010	2009

On May 25, 2009, the Company obtained a loan from Agricultural Bank of China, which was re-paid on August 26, 2009. The annual interest was At the fixed interest rate of 4.374% and paid monthly. The loan was secured by a third party.	$-	$776,450

On June 15, 2009, the Company obtained a loan from Agricultural Bank of China, which is due on June 16, 2010. The interest is calculated using an annual fixed interest rate of 5.31% and paid monthly. The loan is secured by a third party.	1,422,990	1,421,050

Total short-term bank loans	$1,422,990	$2,197,500

Note 10 – Other Current Liabilities

Other current liabilities amounted to $667,453 and $635,408 as of March 31, 2010 and June 30, 2009, respectively, approximately $424,854 of which represents the last payment due to Xingchang Keyi Machinery Co., Ltd from Shengte acquisition in July 2007 for both of the above periods.

Note 11 – Risk Factors

The Company’s operations are carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC as well as by the general state of the PRC’s economy. The Company’s business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Note 12 – Concentrations of Credit Risk

Two customers, Zhejiang Xinchai Co., Ltd. and Lonking (Shanghai) Forklift Co., Ltd., accounted for 32% and 24%, respectively, of the Company’s sales for the three months ended March 31, 2010. The same two customers accounted for 40% and 23%, respectively, of the Company’s sales for the nine months ended March 31, 2010.

Note 12 – Concentrations of Credit Risk (continued)

One major supplier, Zhejiang Yuyang Machinery Co. accounted for approximately 16% of the Company’s total purchases for the three months ended March 31, 2010 and 20% for the nine months ended March 31, 2010.

Note 13 – Supplemental Disclosure of Cash Flow Information

	For the Nine Months Ended March 31,
	2010	2009

Cash paid for interest	$76,107	$191
Cash paid for income taxes	$93,222	$1,171

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

	For the Three Months Ended March 31,
	2010	2009

Net income (loss)	$263,861	$(319,817)

Weighted average common shares	27,613,019	28,169,013
(denominator for basic loss per share)

Effect of dilutive securities:	-	-

Weighted average common shares
(denominator for diluted loss per share)	27,613,019	28,169,013

Basic net earnings (loss) per share	$0.01	$(0.01)
Diluted net earnings (loss) per share	$0.01	$(0.01)

	For the Nine Months Ended March 31,
	2010	2009

Net income (loss)	$281,838	$(817,056)

Weighted average common shares	27,613,019	28,169,013
(denominator for basic loss per share)

Effect of dilutive securities:	-	-

Weighted average common shares
(denominator for diluted loss per share)	27,613,019	28,169,013

Basic net earnings (loss) per share	$0.01	$(0.03)
Diluted net earnings (loss) per share	$0.01	$(0.03)

Note 15 – Share-Based Payments

As of March 31, 2010, there were 366,550 outstanding options to employees (“Employee Options”) and 422,535 outstanding warrants to the private placement agent (“Agent Warrants”). Both the Employee Options and Agent Warrants vest over three years and have a life of five years. For the three and nine months ended March 31, 2010, the Company recorded approximately $9,211 and $63,606, respectively, of stock-based compensation based on the fair value method of SFAS. No. 123R (ASC 718). The fair value of each option and warrant granted is estimated on the measurement date using Black-Scholes pricing model using the following assumptions: volatility of 34.94%, risk free interest rate of 4.63%, dividend yield of 0%, and expected life of 5 years. No estimate of forfeitures was made as the Company has a short history of granting options and warrants.

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

Results of Operations

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Sales

Sales increased by $2,225,383 or 228% to $3,202,350 for the three months ended March 31, 2010 compared to $976,967 for the three months ended March 31, 2009. Sales for the three months ended March 31, 2010 consisted solely of sales of gears and gearboxes in China, as a result of the Company’s sale of IBC, the North America / Auto Parts segment in June 2009. Sales for the three months ended March 31, 2009, consisted of sales of automotive parts in North America and sales of gears and gearboxes in China, for $241,374 and $735,593, respectively. The sales of gears and gearboxes for the period grew by approximately 335% compared to the sales of the same products in China for the comparable period in the prior fiscal year. The increase in gear and gearbox sales was attributable to the Company’s introduction of new gearbox products, expansion in production capacity and its continued marketing efforts to develop its customer base.  Sales during the period were also beneficially affected by the recovery of the domestic market in China for gear and gearbox products as a result of Chinese government’s economic stimulus plan.

Cost of Sales and Gross Profit  Margin

Cost of sales was $2,454,953 for the three months ended March 31, 2010, increasing by $1,684,407, or 219%, from $770,546 for the three months ended March 31, 2009. The gross profit margin was approximately 23% for the three months ended March 31, 2010, compared to approximately 20% (excluding auto parts business) for the three months ended March 31, 2009. The increase in gross profit margin in this quarter as compared to the same period in the prior fiscal year was attributable mainly to the decrease in gearbox unit cost and therefore the increase in gearbox margin after the expansion in gearbox production capacity and sales.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consisted primarily of labor costs and overhead costs for sales, marketing, finance, legal, human resources and general management. Such costs also include the expenses recognized for stock-based compensation pursuant to SFAS 123R (ASC 718).

SG&A expenses decreased by $339,052 to $284,340 in the three months ended March 31, 2010, from $623,392 in three months ended March 31, 2009. The decrease primarily was attributable to the exclusion of the expenses associated with IBC, reduction in rental expense for less office space leased, and reduction in some professional and consulting service expenses due to less capital market related services incurred in the period compared to the same period in the prior fiscal year.

Net Income (Loss)

Net income was $263,861 in three months ended March 31, 2010, compared to a net loss of ($319,817) in the three months ended March 31, 2009. The Company became profitable in the quarter mainly attributable to increased sales and gross profit and lower operating expenses.

Accounts Receivable

Accounts receivable was $2,426,475 after reduction of $18,189 for doubtful accounts at March 31, 2010, compared to accounts receivable of $1,540,402 after reduction of $7,732 for doubtful accounts at June 31, 2009. The increase in the amount of accounts receivable is mainly attributable to the increased operations of the Company during the period reported upon. The payment term for sold products usually is 60-90 days, and, to date, it has experienced that the accounts receivable are within the payment terms.

Note Receivable

Notes receivable was $1,058,565 at March 31, 2010, compared to $448,655 at June 31, 2009. The increase in the amount was from the increase sales of products. Of the total amount, $46,000 was an unpaid balance of promissory notes due from two individuals, and  $1,012,565 was from product sales to customers using bank accepted forward notes.

Nine Months Ended March 31, 2010 Compared to Nine Months Ended March 31, 2009

Sales

Sales increased by $4,056,515 or 136% to $7,040,579 for the nine months ended March 31, 2010 compared to $2,984,064 for the nine months ended March 31, 2009. Sales for the nine months ended March 31, 2010 consisted solely of sales of gears and gearboxes in China, as a result of the Company’s sale of IBC, the North America / Auto Parts segment in June 2009. Sales for the nine months ended March 31, 2009, consisted of sales of automotive parts in North America and sales of gears and gearboxes in China, for $869,407 and $2,114 ,657, respectively. The sales of gears and gearboxes for the period grew by approximately 233% compared to the sales of the same products in China for same period in the prior fiscal year. The increase in gears and gearboxes sales was attributable to the Company’s introduction of new gearbox products, expansion in production capacity and its continued marketing efforts to develop its customer base.  Sales during the period were also beneficially affected by the recovery of the domestic market in China for gear and gearbox products as a result of Chinese government’s economic stimulus plan.

Cost of Sales and Gross Profit Margin

Cost of sales was $5,481,480 for the nine months ended March 31, 2010, increasing by $3,164,950 or 137%, from $2,316,530 for the nine months ended March 31, 2009. The gross profit margin was approximately 22% for the nine months ended March 31, 2010, compared to approximately 24% (excluding auto parts business) for the nine months ended March 31, 2009. The decrease in gross profit margin in the period as compared to the same period in the prior fiscal year was attributable mainly to a general decrease in gear prices and the launch of new gearbox products, the margin of which is lower than for gears. The shift in product mix and development of new products has been implemented by the Company as a strategy to quickly penetrate the market for its products and build sales.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consisted primarily of labor costs and overhead costs for sales, marketing, finance, legal, human resources and general management. Such costs also include the expenses recognized for stock-based compensation pursuant to SFAS 123R (ASC 718).

SG&A expenses decreased by $689,078 to $916,530 in the nine months ended March 31, 2010, from $1,605,608 in nine months ended March 31, 2009. The decrease primarily was attributable to the exclusion of the expenses associated with IBC, reduction in rental expense for less office space leased, and reduction in some professional and consulting service expenses due to less capital market related services incurred in the period compared to the same period in the prior fiscal year.

Net Income (Loss)

Net income was $281,838 for the nine months ended March 31, 2010, compared to a net loss of ($817,056) for the nine months ended March 31, 2009. The Company became profitable for the period mainly attributable to increased revenue and gross profit and lower operating expenses.

Liquidity and Capital Resources

As of March 31, 2010, Equicap had current assets equal to $12,249,212, current liabilities equal to $5,480,930 and working capital of $6,768,282. Equicap believes that it has sufficient operating capital for its current operations.

Operating Activities

Net cash used in operating activities was approximately $0.48 million for the nine months ended March 31, 2010, as compared to $3.43 million net cash provided by operating activities for the same period in the prior fiscal year. The change was because Zhongchai was refunded approximately $3.4 million out of the total $5 million advance payment from Zhejiang Xinchai Holdings Co., Ltd. ( "Xinchai Holdings"), a corporation in China, in the nine months ended March 31, 2009. This amount was used to secure Zhongchai's exclusive right to acquire 100% interest of a project from Xinchai Holdings. Zhongchai, however, decided not to pursue the project, and Xinchai Holding agreed to refund the payment.

Investing Activities

Net cash used in investing activities was $2.72 million for the nine-month period ended March 31, 2010, increased from $0.45 million for the same period in fiscal year 2009. The increase was mainly due to $2.2 million advance payment made during the nine-month period ended March 31, 2010. The advance payment was made by the Zhongchai JV to Xinchai Holdings, for the purchase of land use rights and building for Zhongchai JV’s future expansion of its production capabilities.

 Financing Activities

Net cash used in financing activities was $0.48 million for the nine-month period ended March 31, 2010. During this period, the Company repaid bank loan of $0.78 million. There was also $0.29 million capital contribution to Lisheng from minority shareholders.

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

Critical Accounting Policies and Estimates

Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended June 30, 2009, for disclosures regarding Equicap Inc.’s critical accounting policies and estimates.  The interim financial statements follow the same accounting policies and methods of computations as those for the year ended June 30, 2009.  There was no new accounting policies and estimates during the period ended March 31, 2010 which affects the Company.

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

Item 5.     Exhibits.

Exhibit	Description

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

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

Date: May 11, 2010	EQUICAP, INC.

	By:	/s/ Peter Wang
Name: Peter Wang
Title: President & Acting Chief Financial Officer