Form 10-K
period 2010-06-30
EQUICAP INC
filed 2010-09-21
CIK 1006840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K

☒           Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: June 30, 2010

☐           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______________to ______________

Commission File Number 000-31091

ZHONGCHAI MACHINERY, INC.
(Exact Name of Registrant as Specified in Its Charter)

NEVADA (State of Incorporation)	33-0652593 (I.R.S. Employer I.D. Number)

224 Tianmushan Road, Zhongrong Chengshi Huayuan 5-1-602, Hangzhou, P.R. China (Address of principal executive offices)	310007 (zip code)

(904) 418-9133
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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☐     No ☐  .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐ Accelerated filer  ☐ Non-accelerated filer  ☐ Smaller reporting company  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of the last business day or registrant’s most recently completed second fiscal quarter. As of December 31, 2009, the aggregate market value of the common stock held by non-affiliates of the Registrant (8,224,445 shares) was approximately $1,233,667.

State the number of shares outstanding of each of the issuer’s classes of common equity: 27,613,019 as of September 1, 2010.

ZHONGCHAI MACHINERY, INC.

Form 10-K
Fiscal Year Ended June 30, 2010
Table of Contents

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, and Section 27A of the Securities Act of 1933. Any statements contained in this report that are not statements of historical fact may be forward-looking statements. When we use the words “anticipates,” “plans,” “expects,” “believes,” “should,” “could,” “may,” “will” and similar expressions, we are identifying forward-looking statements. Forward-looking statements involve risks and uncertainties, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by forward-looking statements. These factors include our current dependence on a limited number of sources of products and customers, continuing demand for our products, pricing pressures on our products caused by demand and competition, delivery deadlines, customer satisfaction, our ability to generate sales and expand our customer base, warranty obligations and claims, integrating any enterprises acquired, operating a portion of our business in the People’s Republic of China, currency controls and exchange rate exposure and future need for capital to expand our business.

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

PART I

Item 1.   DESCRIPTION OF BUSINESS

Background of Zhongchai

Reincorporation of Equicap

Equicap, Inc. (“Equicap”) was incorporated in the State of Nevada on March 13, 2002, for the purpose of entering into a merger with and re-domiciling its predecessor, Equicap, Inc., a California corporation ("Equicap California"). Effective January 25, 2005, Equicap California was merged with and into Equicap in a statutory merger based on management's belief that Nevada law is more advantageous to a corporation than California law. Equicap was considered a blank check company until its March 2007 acquisition of Usunco Automotive Limited, a British Virgin Islands company (“Usunco”). Equicap, Inc. changed its name to Zhongchai Machinery, Inc. (“Zhongchai” or the “Company”) on May 21, 2010.

2007 Share Exchange

Equicap and Usunco entered a Share Exchange Agreement on March 7, 2007, which was consummated on March 9, 2007. Under the Exchange Agreement, Equicap acquired all the outstanding equity securities of Usunco in exchange for 18,323,944 shares of common stock of Equicap, and thereby Equicap acquired Usunco as a wholly owned subsidiary. Usunco was deemed to have been the acquiring company in the Share Exchange, and for accounting purposes, the Share Exchange transaction was treated as a reverse acquisition with Usunco as the acquirer and Equicap as the acquired party.

Private Placement Offering in Connection with Share Exchange

As a condition to the Share Exchange, Equicap conducted a private placement offering of its common stock to accredited and institutional investors in which it raised gross proceeds of $12 million (“Offering”).  After commissions and expenses related to the Offering and the $450,000 advisory fee payable to Fountainhead, Equicap received net proceeds of approximately $10 million in the Offering.  The investors were issued an aggregate of 8,450,704 shares of common stock, then representing approximately 30% of the issued and outstanding common stock of Equicap. The price per share of common stock was $1.42. vFinance was the exclusive placement agent for the Offering.

Share Transfer between Usunco and Zhongchai Holding (Hong Kong) Limited

On December 16, 2009, Equicap, Inc., its wholly owned subsidiary, Usunco, and its wholly owned subsidiary Zhongchai Holding (Hong Kong) Limited, a Hong Kong company (Zhongchai Holding”), took action to approve a transfer of the shares of Zhejiang Zhongchai Machinery Co., from Usunco to Zhongchai Holding.  The transfer was completed on December 23, 2009. The purpose of the transfer was to take advantage of the tax treaty between the People’s Republic of China and the Special Administrative Region of Hong Kong, which reduces the withholding tax rate of the PRC on payments to entities outside of China. Usunco then discontinued all its business activities

Usunco Automotive Limited

Usunco was organized in the British Virgin Islands as a limited liability company on April 24, 2006. Until December 23, 2009, Usunco owned 75% of the equity interest of Zhejiang ZhongChai Machinery Co., Ltd. (“ZhongChai China”), which in turn owns all of Zhejiang Shengte Transmission Co., Ltd., that makes gears and gearboxes (transmissions) in China.  Until June 15, 2009, Usunco also owned 100% of the equity interest of IBC Automotive Products, Inc. (“IBC”), which distributed automotive parts in North America.  Until June 2009 Usunco operated with two business segments of the Company, represented by the China/Gear Segment of ZhongChai China and its subsidiary, which focuses on manufacturing and distribution of gears and gearboxes in China and by the North America/Auto Parts Segment of IBC, which focused on sourcing automotive parts and products from China and distributing them in North America and other regions. Pursuant to the share transfer described above, Unsunco discontinued all of its business activities.

 Zhongchai Holding (Hong Kong) Limited

Zhongchai Holding was incorporated in the Special Administrative Region of Hong Kong on April 24, 2009. On December 23, 2009, Zhongchai Holding acquired the 75% equity interest of ZhongChai China from Usunco, and on April 26, 2010, Zhongchai Holding acquired the remaining 25% of the equity interest of Zhongchai China from Xinchang Keyi Machinery Co., Ltd.. After the acquisition, Zhongchai China became a Wholly Owned Foreign Enterprises and wholly owned subsidiary of Zhongchai Holding.

Zhejiang Zhongchai Machinery Co., Ltd.

ZhongChai China was a Sino-foreign equity joint venture established in the People’s Republic of China (the “PRC”) by Usunco, and a local party in China, Xinchang Keyi Machinery Co., Ltd. (“Keyi”), the successor in interest to Xinchai Holding Group Co., Ltd. with respect to the 25% joint venture interest. ZhongChai China manufacturers and sells drivetrain products consisting mainly of gears, transmission gearboxes, and transaxles in China. The products are sold to engine, gearbox, and equipment manufacturers for their engine, gearbox, and equipment products. ZhongChai China was approved by local authorities in the PRC as a Sino-foreign joint venture company with limited liability to be operated for a term of 25 years, with $10.6 million in registered capital. The registered capital may be used as general working capital for it operations and other corporate purposes.

On July 6, 2007, ZhongChai China completed the acquisition of all the outstanding equity of Zhejiang Shengte Transmission Co., Ltd. (“Shengte”).  Shengte is a company organized under the laws of the PRC.  The equity interest was acquired for approximately $3,700,000 in cash. Shengte manufactures and distributes gears and gearboxes mainly used in or together with diesel engines for industrial and agricultural machinery.  Shengte was founded in 2006.

Products

The Company, through its wholly owned subsidiaries, is focused on the manufacturing and distribution of drivetrain products, mainly transmission gearboxes, gears, and transaxles. These products are primarily used for making industrial, agricultural, and construction machinery, such as forklift trucks, excavators, tractors, diesel engines, and other machines.

The gears produced by the Company are used for internal production of transmission gearboxes and sold mainly to Chinese diesel engine manufacturers. In order to meet market and internal demand, the Company gradually increases its gear production capacity and upgrades the production facilities to improve the overall quality of the production and product.

The Company started to produce and deliver transmission gearboxes in 2008. Since then it has sold 92 sets, 1767 sets, and 9,924 sets of transmission gearboxes during the fiscal years in 2008, 2009, and 2010 respectively. The Company expects the sales of the transmission gearboxes will continue to grow in the fiscal year of 2011. Zhongchai China produces two series of transmission gearboxes, JDS for mechanical shift control and YQX for hydraulic shift control with three classes for 1 ton, 2 ton, and 3 ton internal combusting forklift trucks. Zhongchai has finished the development of a 1-ton class transmission gearbox for electrical forklift trucks and will start to deliver to customers before the end of 2010.

The Company has started to deliver its first transaxle product, PSD-331, to its customers in fiscal year 2010. This new product will be produced in Zhongchai, China under a technology license from Wooyoung Hydraulic Corporation. This product integrates the functions of transmission and drive axle using a new hydrodynamic design concept.

Market Overview

The Company is primarily focused on the domestic market in China. As a result of the continued expansion of the Chinese economy and various government initiatives, the Company believes its best opportunity at this time is to concentrate its commercial efforts in that market.  The domestic market in China for drivetrain products has grown in recent years because of the increase in domestic demand driven by countrywide economic growth and urban expansion. In addition, beginning in 2005, because of the favorable government policies towards farmers, the Chinese agricultural equipment market has experienced growth for the kinds of products that the Company produces and sells. As a result, the Company has seen growth of the gear and gearbox business in recent years, and it expects it to continue.

The main customers of the Company are manufacturers of engines and industrial equipment.  The Company’s products are used as components in its customers’ final products. Typically the gears are used in diesel engines, and transmission gearboxes and transaxles that are incorporated into equipment and machinery for the industrial and agricultural markets, such as forklift trucks, excavators, construction equipment, and agricultural machinery.

Principal Customers

The Company’s main customers in its drivetrain business are both Chinese and global diesel engine and forklift truck manufacturers. The Company has business relations with more than thirty diesel engine and equipment manufacturers, including the two top Chinese diesel engine manufacturers and the five top Chinese forklift truck manufacturers.

Name of Major Customers	Percentage of Total Revenue in 2010(fiscal year)
Zhejiang Xinchai Co., Ltd.	39.5%
Lonking (Shanghai) Forklift Co., Ltd.	25.2%
Hangcha Forklift Co., Ltd.	6.3%
Xiamen Xiagong Machinery Co., Ltd.	5.0%
Hunan Sunway Machinery Co., Ltd.	4.1%
Zhejiang Hengchun Machinery Co., Ltd.	3.0%
Hangzhou Global Friend Precision Machinery Co., Ltd.	2.8%
Shandong Guangming Machinery Co., Ltd.	2.6%
Anhui Hecha Forklift Co., Ltd.	1.8%
Ningbo Ruyi Joint Stock Co., Ltd.	1.8%
Total	92.1%

The customers of the Company were more concentrated in the last fiscal year when two customers accounted for 69% and 17%, respectively, of the net revenue in China.

The Company performs appropriate credit checks before orders are accepted and invoices are issued. Most accounts are collected within 120 days. Customers generally do not provide long-term volume purchase commitments. Rather, transactions are based on non-binding purchase plans that provide only purchase forecasts and state basis terms. Sales are based on purchase orders.

Product Returns and Warranties

The Company provides only a limited right of return for non-conforming products if returned in a timely fashion. The Company generally provides a one-year limited warranty covering manufacturing defects and functional failures of its transmission gearbox products.  After evaluation and confirmation, the Company will either replace the defective product or accept returns by crediting the customer account.  The Company, thus, becomes responsible for the costs and expenses of the returns.

Sales and Marketing

Because the principal market for the Company is for equipment manufacturers, the Company undertakes sales and marketing principally designed to acquaint those types of enterprises with its products. Therefore, the Company focuses on direct sales on a business-to-business basis, by developing contacts with engine and gearbox producers and original equipment manufacturers. These contacts are developed through direct relationships, referrals and trade shows. One of the principal aspects of its marketing strategy is to focus customers on the Company’s commitment to quality products, customer service and after sales support.

Once a sale is developed, the customer typically will provide the Company with a forecast and a desired shipment schedule up to one year in advance, which are reviewed quarterly, and in some cases monthly.  These forecasts and schedules are dependent on the demand for the Company’s products and the delivery schedules developed with the ultimate finished goods buyer.  The Company’s customers usually will issue to the Company an irrevocable purchase order combined with the firm shipment schedule three months prior to shipment.

Principal Suppliers

The Company sources parts and components and semi-finished products mainly from Zhejiang Yuyang Machinery Co., Ltd., Zhongqing Shenjian Auto Transmission Co., Ltd., Hangzhou Qianjin General Machinery Co., Ltd., Changzhou No. 2 Gears Co., Ltd., and Wuxi Hydraulic Machinery Co., Ltd. for Zhongchai’s for further fine processing and assembly.

Five major suppliers, Zhejiang Yuyang Machinery Co.,Ltd, Chongqing Shenjian Auto Transmission Parts Co.,Ltd., Zhejiang Hengchun Machinery Co., Ltd., Hangzhou Qianjin General Machinery Co., Ltd., and Xinchang Liyuan Foundry Co., Ltd., accounted for approximately 18%, 7%, 5%, 5%, and 4%, respectively, of the Company’s total purchases for the years ended June 30, 2010. The Company’s sources for parts and components and semi-finished products were less concentrated in fiscal year 2010 compare to fiscal year 2009 when four main suppliers provided 32%, 13%, 5%, and 4%, respectively, of the Company’s consolidated purchases for the fiscal year.

The Company does not have any long term supply agreements with any of these companies, and it purchases products on the basis of purchase orders. None of our suppliers have any ownership in the Company or any relationship with the insiders of the Company.

Distribution

For our drivetrain business, currently the Company ships finished products directly to its customers from the factory warehouse in Zhejiang, China, or customers pick up finished products from our factory warehouse.

Competition

As the demand for drivetrain products has grown in China, the competition within that market has also grown and has become intense.  There are many local manufacturers making gears, transmission gearboxes, and transaxles, and most of them are willing to compete for customers and market share through low pricing. These producers typically offer small production and their products vary greatly in quality. There are also many global manufacturers interested in the large Chinese market that are entering the market and selling gear and gearbox products having better quality and design than many Chinese suppliers.  Zhongchai China faces the many challenges of being a new entrant to compete for new and existing customers.  Management believes it will take Zhongchai China a few years to establish a solid customer base for itself. Zhongchai China competes on the basis of its quality and sales support, and as the Company develops, it will increasingly compete on the basis of diversified products and larger production capabilities.

Employees

As of June 30, 2010, the Company employed directly and through its subsidiaries approximately 151 individuals in the United States and China, consisting of 4 executives and managers, 15 technical personnel, 6 sales and marketing personnel, and 21 administrative and support personnel, and 105 production personnel. The largest increase in the number of the employees was for production personnel due the increase of production capacity. Employees are not represented by any labor union or similar collective bargaining group.

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

Risks Related to Our Business

We anticipate that a significant portion of our revenue will be from the sale of gears and transmission gearboxes to a few customers. We have considerable risk related to the reliance on those few customers, which could have a detrimental consequence to our long-term viability.

We anticipate that a significant portion of our revenues will be from the sale of gear and transmission gearbox products to Zhejiang Xinchai Co., Ltd., Lonking (Shanghai) Forklift Co., Ltd., Hangcha Forklift Co., Ltd., Xiamen Xiagong Machinery co., Ltd., and Hunan Sunway Machinery Co., Ltd., which represents about 39.5%, 25.2%, 6.3%, 5%, and 4.1% of our sales respectively. If any of our significant customers experiences any events that affect their purchases of our products, there could be considerable detrimental consequences to our financial results and long term viability.

Our revenues will decrease if there is less demand for the kinds of products in which our products are component parts.

Our principal customers are manufacturers of engines, gearboxes and industrial equipment. Our products are part of the larger end product of these manufacturers, including things such as forklifts, excavators, construction equipment, tractors, and other machinery. If sales of these kinds of end products decrease, then the demand for our products and our revenues would likewise decrease.  Therefore, we are dependent on a limited market segment.

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

Our customers generally do not provide long-term volume purchase commitments.  Although we anticipate receiving non-binding purchase plans from significant customers who will have continuing demand for certain products, these plans provide only purchase forecasts and state terms such as price, payment method, payment period, quality standards and inspection and similar matters rather than provide firm, long-term commitments to purchase products.  As we are not likely to have many long term contracts for the majority of our sales, we could have periods during which we have no or only limited orders for our products, but will continue to have to pay the costs of maintaining our work force and our operating facilities and to service our indebtedness without the benefit of current revenues.

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

We must attract, recruit and retain a sizeable workforce of technically competent management and employees, particularly in the areas of marketing and sales, production and technical personnel.  These individuals can be difficult to find in China, and as the economy in China expands, there is increasing competition for these types of educated and trained workers.  We cannot give assurance that we will be able to find, hire or retain such management persons and employees, or even if we are able to so hire such persons, that the financial costs associated with such persons may have an adverse effect on our net income.

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

Integrating an acquired company, division or product line is complex, distracting and time consuming, as well as a potentially expensive process.  The successful integration of an acquisition would require us to:

●	integrate and retain key management, sales, research and development, and other personnel;

●	incorporate the acquired products or capabilities into our offerings both from an engineering and sales and marketing perspective;

●	coordinate research and development efforts;

●	integrate and support pre-existing supplier, distribution and customer relationships; and

●	consolidate duplicate facilities and functions and combine back office accounting, order processing and support functions.

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

We face an inherent business risk of exposure to product liability and warranty claims if our products actually or allegedly fail to perform as expected or the use of our products results, or are alleged to result, in bodily injury and/or property damage.  We may be exposed to potential liability even if we have product liability insurance. We cannot give any assurance that we will not incur significant costs to defend these claims or that we will not experience any product liability losses in the future.  In addition, if any of our designed products are or are alleged to be defective; we may be required to participate in a recall of such products.  We cannot assure you that the future costs associated with providing product warranties and/or bearing the cost of repair or replacement of our products will not have an adverse effect on our financial condition and liquidity.

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

If a third party claims that we infringe its patents, any of the following may occur:

●	we may become liable for substantial damages for past infringement if a court decides that our technologies infringe upon a competitor’s patent;

●
a court may prohibit us from selling or licensing our product without a license from the patent holder, which may not be available on commercially acceptable terms or at all, or which may require us to pay substantial royalties or grant cross-licenses to our patents; and

●	we may have to redesign our product so that it does not infringe upon others’ patent rights, which may not be possible or could require substantial funds or time.

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

Our long-term business strategy includes plans to expand sales outside China by targeting markets, such as Europe and the United States. Risks affecting international expansion include challenges caused by distance, language and cultural differences, conflicting and changing laws and regulations, international import and export legislation, trading and investment policies, foreign currency fluctuations, the burdens of complying with a wide variety of laws and regulations, protectionist laws and business practices that favor local businesses, foreign tax consequences, higher costs associated with doing business internationally, restrictions on the export or import of technology, difficulties in staffing and managing international operations, trade and tariff restrictions, and variations in tariffs, quotas, taxes and other market barriers. These risks could restrain international expansion, which in turn could limit our opportunities and the sought benefits of international sales. Such expansion may require us to incur additional expenses, which are not recovered through improved sales.

We do not intend to pay dividends on shares of our common stock in the foreseeable future.

We have never paid cash dividends on our common stock.  Our current board of directors does not anticipate that we will pay cash dividends in the foreseeable future.  Instead, we intend to retain future earnings for reinvestment in our business and/or to fund future acquisitions.  Determination of net income under PRC accounting standards and regulations may differ from determination under U.S. GAAP in significant aspects, such as the use of different principles for recognition of revenues and expenses.  Under PRC law, our PRC subsidiary is required to set aside a portion of its net income each year to fund designated statutory reserve funds.  Therefore, there may be limitations on the availability of cash for the payment of dividends.

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

Although a large portion of the productive assets in China are owned by the Chinese government, in the past years the government has implemented economic reform measures that emphasize decentralization and encourage private economic activity. Because these economic reform measures may be inconsistent or ineffectual, there are no assurances that:

●	We will be able to capitalize on economic reforms;

●	The Chinese government will continue its pursuit of economic reform policies;

●	The economic policies, even if pursued, will be successful;

●	Economic policies will not be significantly altered from time to time; and

●	Business operations in China will not become subject to the risk of nationalization.

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

The legal authorities are in the process of changing business income tax and fee benefits that have been available to foreign investors and foreign companies operating in China and reducing the availability of tax holidays for new enterprises. In the near term, there will be changes that reduce or eliminate many, if not all, the tax and other governmental fee advantages that heretofore have been available to foreign entities and newly created entities whether or not such new entities are foreign. The goal is to institute greater equalization of tax and government fee treatment of all corporate and similar entities organized and operating in China. China is being encouraged to create this more equal treatment because of its WTO obligations and public opinion within China. There may be phase-ins of various taxes and fees for entities that currently benefit from either no or lower tax rates and fees compared to wholly Chinese companies and entities, but there can be no assurance of this. Even if there are phase-in periods, the length of such periods is not known. Some tax benefits may also be extended for certain industries. Overall, it is expected that the cost of operating in China will increase for those companies and entities that have had various tax and fee advantages in the past. As a result, Zhongchai Holding, a company which has had and expected to have benefits from some forms of preferential tax and fee rates, expects that in the near term certain of its costs will increase which may have an adverse impact on operating margins and will have an impact on net income.

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

Most of our assets are located in China.  In addition, some of our directors and officers are non-residents of the United States, and all, or substantial portions of the assets of such non-residents, are located outside the United States.  As a result, it may not be possible to effect service of process within the United States upon such persons.  Moreover, there is doubt as to whether the courts of China would enforce:

●	Judgments of United States courts against us, our directors or our officers based on the civil liability provisions of the securities laws of the United States or any state; or

●	Original actions brought in China relating to liabilities against non-residents or us based upon the securities laws of the United States or any state.

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

The source of funds for any dividend and other equity based distributions will be from our operating subsidiary in China, which is subject to various legal and contractual restrictions.

We conduct our business operations through our wholly owned Chinese subsidiaries. As a result, our profits available for distribution to our shareholders are dependent on the profits available for distribution from our subsidiary. Under current PRC law, our PRC subsidiary is regarded as a foreign-invested enterprise in China. PRC law permits payment of dividends only out of net income as determined in accordance with PRC accounting standards and regulations. Determination of net income under PRC accounting standards and regulations may differ from determination under U.S. generally accepted accounting principles in significant aspects, such as the use of different principles for recognition of revenues and expenses. Under PRC law, our PRC subsidiary is required to set aside 10% of its net income each year to fund a designated statutory reserve fund until such funds reach 50% of registered share capital. These reserves are not distributable as cash dividends. As a result, our primary internal source of funds for dividend payments is subject to these and other legal and contractual restrictions, which may limit or impair our ability to pay dividends to our shareholders although we do not presently anticipate paying any dividends. Moreover, any transfer of funds from us to our PRC subsidiary, either as a shareholder loan or as an increase in registered capital, is subject to registration with or approval by PRC governmental authorities. These limitations on the flow of funds between us and our PRC subsidiary could restrict our ability to act in response to changing market conditions. Distributions will also be subject to taxation and withholding requirements, imposed by the PRC and under United States tax law.

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

Risks Related to Our Common Stock

An active trading market for Zhongchai’s common stock may not develop or be sustained.

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

There may be substantial sales of the common stock by stockholders, which could cause the price of the stock to fall.

Future sales of substantial amounts of the common stock in the public market, if one develops, or the perception that such sales might occur, could cause the market price for our common stock to decline and could prevent an active market developing. Such “overhang” could impair the value of an investment in the common stock. These factors could also restrict the Company’s ability to raise equity capital in the future. A relatively small proportion of the outstanding shares are free trading. All the shares that were issued as restricted stock and the shares held by our affiliates, which represent the majority of our outstanding shares of common stock, may be sold pursuant to Rule 144 as applicable to former shell companies, subject to the limitations on the number of shares held by affiliates that can be sold from time to time. The sales of common stock by the stockholders able to sell under Rule 144 may depress any trading market that develops.

The common stock of Zhongchai will be subject to the “penny stock” rules for the foreseeable future.

Zhongchai is subject now and expects in the future to be subject to the SEC’s “penny stock” rules if its common stock sells below $5.00 per share. Penny stocks generally are equity securities with a price of less than $5.00. The penny stock rules require broker-dealers to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer’s confirmation.

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

Zhongchai’s articles of incorporation authorize the issuance of shares of preferred stock, the rights, preferences, designations and limitations of which may be set by the board of directors.

Zhongchai’s articles of incorporation have authorized the issuance of up to 10,000,000 shares of preferred stock in the discretion of its board of directors.  Any undesignated shares of preferred stock may be issued by the Zhongchai board of directors; no further shareholder action is required.  If issued, the rights, preferences, designations and limitations of such preferred stock would be set by the board of directors and could operate to the disadvantage of the holders of outstanding common stock.  Such terms could include, among others, preferences as to dividends and distributions on liquidation, or could be used to prevent possible corporate takeovers.

Item 1B.                 UNRESOLVED STAFF COMMENTS

None.

Item 2.                    DESCRIPTION OF PROPERTIES

The Company has an office in China and one operating facility in China.

The principal executive office of the Company is located in the city of Hangzhou in China, where the Company leases an aggregate of approximately 1,400 square feet at an approximate, aggregate annual rental of $6,160.  The lease has term of one year, which can be renewed at similar rates. This office mainly handles general corporate affairs, administrative matters, accounting activities and other supporting functions.

The ZhongChai China and Shengte conduct operations from a facility in Xinchang County, Zhejiang Province in China, with an aggregate leased space of approximately 32,000 square feet, for an annual rental of approximately $38,633. The Company has reached an agreement to purchase the land with the building and some utility facility from Xinchai Holding Group. The Company has paid the deposit and is currently waiting for the value appraisal, government approval, and title transfer.

Item 3.                    LEGAL PROCEEDINGS

The Company is not currently a party to any material legal proceeding.

Item 4.                     [RESERVED]

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

Quarter Ended	High	Low
2008
September 30	$0.20	$0.05
December 31	$0.07	$0.01
2009
March 31	$0.05	$0.01
June 30	$0.06	$0.02
September 30	$0.12	$0.061
December 31	$0.25	$0.05
2010
March 31	$0.35	$0.18
June 30	$0.35	$0.06

The quotations shown above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Our common stock is designated as “penny stock” and thus may be illiquid for that reason. The SEC has adopted rules (Rules 15g-2 through l5g-6 of the Exchange Act), which regulate broker-dealer practices in connection with transactions in “penny stocks.” Penny stocks generally are any non-NASDAQ equity securities with a price of less than $5.00, subject to certain exceptions. The penny stock rules require a broker-dealer to deliver a standardized risk disclosure document to provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, monthly account statements showing the market value of each penny stock held in the customer’s account, to make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a stock that is subject to the penny stock rules. Since our common shares are subject to the penny stock rules, persons holding or receiving such shares may find it more difficult to sell their shares. The market liquidity for the shares could be severely and adversely affected by limiting the ability of broker-dealers to sell the shares and the ability of stockholders to sell their stock in any secondary market.

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

Holders

We have approximately 426 record holders of our common stock. In addition to the record ownership, there are additional beneficial owners who hold their shares in street name or through other nominees, but we have not ascertained the number of such persons.

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

Recent Sales of Unregistered Securities

None.

Transfer Agent

The transfer agent and registrar for our common stock is Olde Monmouth Stock Transfer Co., Inc., 200 Memorial Parkway, Atlantic Highlands, NJ  07716.

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued upon the exercise of options, warrants or rights under our existing equity compensation plans. The information in this table is as of June 30, 2010.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available
Equity compensation plans approved by security holders	-0-	-0-	-0-
Equity compensation plans not approved by security holders	183,275	$1.065	1,604,148

Total	183,275	$1.065	1,604,148

ITEM 6.                  SELECTED FINANCIAL DATA

The following selected financial data for the four years ended June 30 are derived from the audited consolidated financial statements of Zhongchai Machinery, Inc. after the Share Exchange between Equicap and Usunco in March 2007. Prior to the Share Exchange, Equicap was a shell company with nominal assets and operations and with a different fiscal year end. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information.

SELECTED FINANCIAL DATA

	Year ended June 30,

	2010	2009	2008	2007

OPERATIONS DATA

Revenues	$10.983,800	$4,923,918	$3,333,325	$1,817,264

Net income (Loss)	$1,072,405	$(1,132,190)	$(1,964,725)	$(5,279,437)

Income/(loss) per common share (basic and diluted)	$0.04	$(0.04)	$(0.07)	$(0.24)

BALANCE SHEET DATA
Total assets	$19,896,194	$17,102,682	$14,790,817	$13,893,621
Shareholders' equity	$10,892,510	$9,578,269	$10,701,893	$10,046,397

QUARTERLY FINANCIAL DATA

Unaudited quarterly results of operations for the fiscal years ended June 30, 2010 and 2009 should be read in conjunction with the consolidated financial statements, related notes and other financial information and the Company's quarterly reports on Forms 10-Q, for the fiscal years 2010 and 2009.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year
Year Ended June 30, 2010
Revenues	$1,948,406	1,889,823	3,202,350	3,943,221	$10,983,800
Gross profit	$405,232	406,470	747,397	1,065,215	$2,624,314
Net loss/Net Income	$(28,355)	46,332	263,861	790,567	$1,072,405
LoLoss per common share - basic and diluted	$(0.00)	0.00	0.01	0.03	$0.04

Year Ended June 30, 2009
Revenues	$1,186,570	820,527	976,967	1,939,854	$4,923,918
Gross profit	$334,483	126,630	206,421	416,895	$1,084,429
Net loss	$(130,538)	(366,701)	(319,817)	(315,134)	$(1,132,190)
Loss per common share -basic and diluted	$(0.00)	(0.01)	(0.01)	(0.01)	$(0.04)

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

Overview

The Company does business through its wholly owned subsidiary, Zhongchai China, a Wholly Foreign Owned Enterprise established under the laws of the People’s Republic of China and Zhejiang Shengte Transmission Co., Ltd. (“Shengte”) a company established under the laws of the PRC and wholly owned by Zhongchai China. Through its operating subsidiaries, the Company is currently engaged in manufacturing and sale of drivetrain products, mainly gears, transmission gearboxes, and transaxles in China.

The Company owns the following interests in four entities organized in the PRC and Hong Kong as of June 30, 2010 and June 30, 2009.

		Percentage of Interests
Name of Entity	Place of Filing	June 30, 2010	June 30, 2009
Zhongchai Holding (Hong Kong) Limited	Hong Kong	100%	N/A
(“Zhongchai Holding”)

Zhejiang Zhongchai Machinery Co., Ltd.	PRC	100%	75%
(“Zhongchai China”, 100% subsidiary of Zhongchai Holding)

Zhejiang Shengte Transmission Co., Ltd.	PRC	100%	100%
(“Shengte”, 100% subsidiary of Zhongchai China)

Xinchang Lisheng Machinery Co., Ltd.	PRC	60%	N/A
(“Lisheng”, 60% subsidiary of Zhongchai China)

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

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United Stated of America. The consolidated financial statements include the accounts of Zhongchai Machinery, Inc. and its wholly and majority owned subsidiaries. All inter-company transactions and balances have been eliminated in consolidation.

Accounts Receivable and Bad Debt Reserves

Trade accounts receivable are stated at the amount management expects to collect from balances outstanding at the end of the period. Based on its assessment of the credit history with customers having outstanding balances and current relationships with them, management makes conclusions whether any realization of losses on balances outstanding at the end of the period will be deemed uncollectible based on the age of the receivables. The Company reserves 0.5% of accounts receivable balances that have been outstanding below three months, 5% of accounts receivable balances that have been outstanding between three months and six months, 20% of receivable balances that have been outstanding within one year, 50% of receivable balances that have been outstanding for between one year and two years, and 100% of receivable balances that have been outstanding more than two years. The balance of allowance for doubtful accounts amounted to $37,670 and $7,732 as of June 30, 2010 and 2009, respectively.

Inventory

Inventories are stated at the lower of cost or net realizable value. Cost is calculated on the weighted-average basis and includes all costs to acquire and other costs incurred in bringing the inventories to their present location and condition. The Company evaluates the net realizable value of its inventories on a regular basis and records a provision for loss to reduce the computed weighted-average cost if it exceeds the net realizable value. The Company did not record any provision for slow-moving and obsolete inventory as of June 30, 2010 and 2009.

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

Goodwill and Other Intangible Assets

Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Goodwill and intangible assets deemed to have indefinite lives are not amortized. All other intangible assets are amortized over their estimated useful lives. Goodwill and indefinite-lived intangible assets are subject to annual impairment testing using the guidance and criteria described in Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets”. This testing compares carrying values to fair values and, when appropriate, the carrying value of these assets is reduced to fair value. As of June 30, 2010, the Company concluded that there were no impairments on goodwill or indefinite-lived intangibles. The carrying value of goodwill increased from $3,407,262 for the year ended June 30, 2009, to $3,425,868 for the year ended June 30, 2010, which was attribute to the effect of foreign currency translation $18,606.

Revenue Recognition

Revenue consists of sales of automotive parts, gears and gearboxes. In accordance with the provisions of Staff Accounting Bulletin No. 103, revenue is recognized when merchandise is shipped, title and risk of loss pass to the customer and collectability is reasonably assured. Revenue is recorded as the sales price of goods and services, net of rebates and discounts and is reported on a gross basis. The gross basis is used mainly due to the fact that the Company acts as principal in each transaction and is responsible for fulfillment and acceptability of the products purchased, the Company takes title to its products before the products are ordered by its customers, the Company has risk of inventory loss as title of the products is transferred to the Company, the Company is responsible for collection of sales and delivery of products, and the Company does not act as an agent or broker and is not compensated on a commission or fee basis.

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

Income Taxes

Deferred income taxes are computed using the asset and liability method, such that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between financial reporting amounts and the tax basis of existing assets and liabilities based on currently enacted tax laws and tax rates in effect in the United States of America for the periods in which the differences are expected to reverse. Income tax expense is the tax payable for the period plus the change during the period in deferred income taxes. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. No differences were noted between the book and tax bases of the Company’s assets and liabilities, respectively. Therefore, there are no deferred tax assets or liabilities for the year ended June 30, 2010. For the China/Gear segment, the Zhongchai China is located in the PRC, and is therefore subject to central government and provincial and local income taxes within the PRC at the applicable tax rate on the taxable income as reported in the PRC statutory financial statements in accordance with relevant income tax laws.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from those estimates.

Operating Results

The Fiscal Year Ended June 30, 2010 Compared to the Fiscal Year Ended June 30, 2009

Revenue

Revenue increased by $6,059,882 or 123% to $10,983,800 for the year ended June 30, 2010 compared with $4,923,918 for the year ended June 30, 2009. Revenue for the year ended June 30, 2010 consists of sales of gears and transmission gearboxes in China, for $5,061,608 and $5,922,192, respectively. The increase in gears and gearboxes sales in fiscal 2010 compared to last year was attributed to the Company’s expansion in production capacity and continuous marketing efforts, and taking advantage of the recovery of the domestic market in China for gear and gearbox products as a result of Chinese government’s economic stimulus plan.

Cost of Sales and Gross Margin

Cost of sales was $8,359,486 for the year ended June 30, 2010, increasing by $4,519,997 or 118%, from $3,839,489 for the year ended June 30, 2009. The increased cost of sales was a reflection of the increased sales. The gross margin was approximately 24% for the year ended June 30, 2010 compared to approximately 22% for the year ended June 30, 2009. The 2% increase in gross margin is mainly attributed to the Company’s achievement of a larger economy of scale, despite the introduction of new gearbox products which bear a relatively low margin.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consisted primarily of labor cost and related overhead costs for sales, marketing, finance, legal, human resources and general management. Such costs also include the expenses recognized for stock-based compensation pursuant to FAS 123(R).

SG&A expenses decreased by $760,796 to $1,287,359 in the year ended June 30, 2010 from $2,048,155 in year ended June 30, 2009. SG&A expenses for fiscal years 2010 and 2009 mainly consist of selling expenses, and costs related to being a public company including professional services related to auditing, legal and other services, costs associated with the operating expenses in China, and non-cash expenses amounting to $63,606  recognized for stock based compensation related to stock options and warrants granted in the period pursuant to SFAS 123(R). The decrease of SG&A in fiscal year 2010 is mainly attributed to less professional expenses as the Company moves forwards with more stable operations; and Zhongchai China’s decrease in R&D expenses of approximately $44,377 and in rental expense of approximately $16,214 in the fiscal 2010.

Income Tax

The income tax expense was $264,418 for the year ended June 30, 2010, compared to $57,246 for the year ended June 30, 2009, an increase of $207,172, due mainly to increased sales volume and operating profit.

Net Income

Net Income was $1,072,405 in the year ended June 30, 2010 compared with net loss of $1,132,190 in the year ended June 30, 2009. The net loss for fiscal year of 2009 was mainly attributed to the increase in SG&A related to a lawsuit, increase in R&D expenses, and the loss on disposal of IBC. Net profit for the fiscal year of 2010 was mainly attributed to the increase in production and sales.

Accounts Receivable

Accounts receivable was $3,618,030 after reduction of $37,670 for doubtful accounts at June 30, 2010, compared to accounts receivable of $1,540,402 after reduction of $7,732 for doubtful accounts at June 30, 2009. The increase in the amount of accounts receivable is mainly attributable to the increased operations of the Company during the period reported upon. The payment term for sold products usually is 60-90 days, and, to date, accounts receivable are generally within the payment terms.

Notes Receivable

Notes receivable was $463,465 at June 30, 2010, compared to $448,655 at June 30, 2009. The increase in the amount was minimal. Of the total amount, $22,500 was an unpaid balance of promissory notes due from two individuals, and $440,965 was from product sales to customers using bank accepted forward notes. Even though the notes receivable amount is almost the same compared to the amount at June 30, 2009, the situation has improved significantly since sales have increased by 123%.

Liquidity and Capital Resources

As of June 30, 2010, Zhongchai China had assets equal to $19,896,194 that primarily was comprised of cash and cash equivalents and restricted cash of $1,586,407, net account receivables, note receivable and other receivables of $4,191,626, inventory of $2,680,666, and an advance payment of $4,993,607.  The advance payment represented an advance payment made by the Zhongchai China to Zhejiang Xinchai Holdings Co., Ltd. ("Xinchai Holdings"), for purchase of the land use right and plant building for Zhongchai China’s future production expansion. Zhongchai’s current liabilities as of June 30, 2010 were $9,003,684, which primarily were comprised of trade accounts payable and accrued expenses, notes payable, short-term loan and other payable. At June 30, 2010, Zhongchai had working capital of $4,448,622. ,Zhongchai believes that it has sufficient operating capital for its current operations.

 Consolidated Statements of Cash Flows
	Year ended June 30
Statements of Cash Flows	2010	2009
Net cash provided by operating activities	3,350,611	1,754,778
Net cash used in investing activities	(5,304,480)	(604,777)
Net cash provided by (used in) financing activities	(777,351)	2,197,500
Effect of foreign currency translation on cash	11,709	1,444
Net increase (decrease) in cash and cash equivalents and restricted cash	(2,719,511)	3,348,945

Net cash provided by operating activities increased by $1,595,833 or 90.94% to $3,350,611 for the year ended June 30, 2010 compared with $1,754,778 for the year ended June 30, 2009. The increase mainly because the Company gained more in the achievement of a larger economy of scale, at the same time, accounts payable and accrued expenses, accounts receivable, and inventory also increased. Advance payments were divided into two parts, one is advance payments for trade which was listed in this part, the other is advance payments for purchase of land use rights and building which was listed in the following part: investing activities. Thirdly, the Company had to pay Keyi $2,600,000 for the purchase of the residual 25% equity of Zhejiang Zhongchai.
Net cash used in investing activities increased by $4,699,703 to $5,304,480 for the year ended June 30, 2010, compared with $604,777 for the year ended June 30, 2009. This was attribute to advance payment about $2.2 million for purchase of land use rights and building, and the payment about $2.5 million to noncontrolling interest for ownership buyback.
The change in net cash provided by (used in) financing activities was mainly because the Company had sufficient money to repay the loan from Agricultural Bank of China which was due on August 26, 2009.

Through the fiscal year ended June 30, 2010, Zhongchai has funded its operations from income generated by its PRC subsidiaries and loans for working capital.

We expect that future cash flows generated from the operation of gear, transmission gearbox, and transaxle business will be sufficient to cover the Company’s working capital requirements for its business.

As Zhongchai expands its operations and considers additional acquisitions of private companies, divisions or product lines, it may require additional capital for its business development and operations.  Zhongchai does not have any specific sources of capital at this time; therefore, it would need to find additional funding for its capitalization needs.  Such capital may be in the form of either debt or equity or a combination.  To the extent that financing is in the form of debt, it is anticipated that the terms will include various restrictive covenants, affirmative covenants and credit enhancements such as guarantees or security interests.  The terms of any proposed financing may not be acceptable to Zhongchai.  There is no assurance that funding will be identified or accepted by Zhongchai or, that if offered, it will be concluded.

Off-Balance Sheet Arrangements

The Company does not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 7A.                 QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 8.                    FINANCIAL STATEMENTS

The information required by this Item is incorporated herein by reference to the financial statements beginning on page F-1.

Item 9.                    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.                 CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and acting Chief Financial Officer (“Certifying Officers”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal period covered by this Annual Report on Form 10-K. Based upon such evaluation, the Certifying Officers have concluded that, as of the end of such period, June 30, 2010, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is made known to management, including our Certifying Officers, and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of June 30, 2010, the Company’s internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 9B.                  OTHER INFORMATION

None.

PART III

Item 10.                   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following table sets forth certain information about each of the members of the Board of Directors and each executive officer:

Name	Age	Position with company	Serving as a Director or an Officer Since
Peter Wang	56	Chairman, President and acting Chief Financial Officer	2007
Rong Shi	36	Director	2010
Chris Chen	39	Director	2010

Mr. Peter Wang has been the Chairman of the board of directors and President since the inception of Usunco in April 2006, and acting Chief Financial Officer since February 2010. He has more than 20 years of experience in technology and service area with strong background in research and development, operations and corporate management. Mr. Wang successfully co-founded a telecom venture in China, Unitech Telecom (now named UTStarcom, NASDAQ: UTSI) in 1990 and was the Executive Vice President until August 30, 1995. From August 1995 to December 2000, Mr. Wang was the Chairman and CEO of World Communication Group.  From December 2000 to 2009, Mr. Wang was Chairman and CEO of China Quantum Communication Limited (later changed to Techedge, Inc. and then to China Biopharma, Inc.)  Before forming his own companies, Mr. Wang worked at AT&T Bell Labs during 1987-1990 and Racal-Milgo Information System during 1983-1987.  Mr. Wang was also a co-chairman of Business Advisory Council of the National Republican Congressional Committee during the period 1994-1995. In 2004, Mr. Wang received Outstanding 50 Asian Americans in Business Award. Mr. Wang earned his BS in Math & Computer Science and MS in Electrical Engineering from University of Illinois in 1983, as well as MBA in Marketing from Southeast-Nova University in 1986. We believe Mr. Wang’s qualifications to serve on our Board of Directors include his intimate knowledge of our operations as a result of his day to day leadership as our President.

Mr. Rong Shi has been Chairman and founder of Zhejiang Shengte Investment Co., Ltd. since August 2004. Mr. Shi founded and worked as General Manager of Zhejiang Bokai Auto A/C Compressor Co., Ltd. between March 2003 and October 2005. He was member of Oversight Committee of Rongda Trading Company during 2005 and 2006. Mr. Shi earned his MBA degree from Macao University of Science and Technology in 2003 and his BA degree from Shaoxin Liberal Arts College in 1997. We believe Mr. Shi’s qualifications to serve on our Board of Directors include his knowledge of compliance matters as evidenced by his Certificate for Sarbanes Oxley Training Program from Shanghai Financing University and Certificate for Compliance Officer for Public Company from China Stock Exchanges.
 Mr. Chris Chen has been the General Manager of Manheim China, since February of 2007, where he manages Manheim’s overall business operation in China. From April 2005 to January of 2007, Mr. Chen worked as Principal, Director, and Marketing Manager of SAP AG for its global business operations in Germany, Singapore, and Canada, from January, 2001 to August, 2003, as a Project Manager of IBM Global Service in Canada, and from 1995 to 1999, as a Sales Industry Manager of Oracle Corporation, in China. Mr. Chen earned his MBA from INSEAD in France in 2004 and MS in Software Engineering from McMaster University in Canada in 2001, as well as his Bachelor of Engineering from Jiaotong University in China in 1992. We believe Mr. Chen’s qualifications to serve on our Board of Directors include his knowledge and expertise in the global and Chinese market for mechanical and computer engineering.

All directors are elected to annual terms by the holders of common stock.  All directors hold office until the next annual meeting of shareholders and the election and qualification of their successors.  Officers are elected annually by the board of directors and serve at the discretion of the Board.

There are no family relationships (whether by blood, marriage or adoption) among the Zhongchai directors or executive officers.

The business address of the directors is: 224 Tianmushan Road, Zhongrong Chengshi Huayuan 5-1-602, Hangzhou 310007, P.R. China.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires Zhongchai’s officers and directors, and persons who own more than ten percent of a registered class of Zhongchai’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “Commission”). Officers, directors and greater than ten percent beneficial owners are required by Commission regulations to furnish the Company with copies of all forms they file pursuant to Section 16(a). Based solely on the Company’s review of the copies of such forms it received and written representations from reporting persons required to file reports under Section 16(a), to Zhongchai’s knowledge, all of the Section 16(a) filing requirements applicable to such persons with respect to fiscal 2010 were complied with.

Board Committees

The board of directors considers all major decisions.  The board has established an operations committee and a compensation committee. The operations committee consists of three members and they are Mr. Xianwei Zhu who is Chairman of the committee and is Company’s senior advisor, Mr. Mengxing who is president of Zhongchai China, and Mr. Rong Shi who is independent director. The Compensation Committee consists of three members and they are Mr. Peter Wang who is Chairman of the committee and is director, Mr. Rong Shi who is independent director, and Mr. Harry Zhu who is director of Zhonchai China. The Company plans to establish an audit committee by March, 2011. The board has affirmatively determined that Messrs. Rong Shi and Chris Chen are independent directors as defined by applicable securities law and corporate governance guidelines.

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

2)           Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to the Securities and Exchange Commission and in other public communications made by Zhongchai;

3)           Compliance with applicable government laws, rules and regulations;

4)           The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

5)           Accountability for adherence to the code.

Zhongchai adopted a formal code of ethics statement that is designed to deter wrong doing and to promote ethical conduct and full, fair, accurate, timely and understandable reports that Zhongchai files or submits to the SEC and others.  A copy of the form of Zhongchai’s code of ethics is filed as an exhibit to a Report on Form 8-K dated March 9, 2007.  Requests for copies of Zhongchai’s code of ethics should be sent in writing to 224 Tianmushan  Road, Zhongrong Chengshi  Huayuan 5-1-602, Hangzhou 310007, P.R. China, Attention: Secretary.

Limitation of Director Liability; Indemnification

Under its bylaws, the Company is required to indemnify its officers, directors, employees and agents in certain situations.  In some instances, a court must approve such indemnification.  As permitted by Nevada statutes, the articles of incorporation eliminate in certain circumstances the monetary liability of its directors for a breach of their fiduciary duties.  These provisions do not eliminate a director’s liability for:

●	a willful failure to deal fairly with us or our shareholders in connection with a matter in which the director has a material conflict of interest,

●	a violation of criminal law unless the director had reasonable cause to believe that his or her conduct was lawful or no reasonable cause to believe that his or her conduct was unlawful,

●	a transaction from which the director derived an improper personal profit, and

●	willful misconduct.

As to indemnification for liabilities arising under the Securities Act of 1933 for directors, officers or persons controlling the Company, we have been informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy and therefore unenforceable.

Item 11.                   EXECUTIVE COMPENSATION

The table below sets forth for the fiscal year ended June 30, 2010, the compensation of the President and the three other most highly compensated executive officers of Zhongchai.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary	Bonus	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Peter Wang, Chairman	2009	$50,000	-	-	-	-	$50,000
and President	2010	$50,000	-	-	-	-	$50,000
David Ming He, Chief	2009	$48,000	-	-	-	-	$48,000
Financial Officer(1)	2010	$32,000	-	-	-	-	$32,000

(1)	Mr. David He resigned from the position of chief financial officer of the Company on February 28, 2010.

The following table sets forth information concerning the other compensation granted to the named executive officers for the fiscal year ended June 30, 2010.

Name	Year	Medical Premiums	401K Employer Match
Peter Wang	2010	$12,000	-
David Ming He	2010	$8,000	-

Employment Agreements

Currently, all employees of Zhongchai are employed on “at will” employment agreements. The Company intends to establish formal employment contracts for certain other key employees in the future.

2010 Performance Equity Plan

Zhongchai adopted its 2010 Performance Equity Plan (“Option Plan”) on April 16, 2010 by the board of directors, and the Option Plan was approved by the shareholders on May 21, 2010.

Under the Option Plan, the Compensation Committee in its sole discretion may grant stock options, restricted stock and deferred stock, among other forms of awards, to the Company's employees, directors and consultants (or those of the Company's affiliates). The Company has reserved a total of 3,750,000 shares of common stock for issuance under the Option Plan.

The Compensation Committee may grant two types of options under the Option Plan: (a) options qualifying as "incentive stock options" under the requirements of Section 422 of the Internal Revenue Code of 1986, as amended (the "IRC"), or any successor provision, and designated as such ("ISOs"), and (b) non-qualified stock options ("Non-Qualified").

The Compensation Committee determines the vesting schedule, the exercise price per share and other terms and conditions for each option. In the case of options intended to constitute ISOs or performance-based compensation within the meaning of Section 162(m) of the IRC, the exercise price may not be less than the fair market value of the Company's common stock on the date of grant. The Compensation Committee will determine the term of each option, which may not exceed ten years and is subject to further limitations as described herein.

ISOs may be granted only to employees. To the extent required by Section 422(d) of the IRC, the aggregate fair market value of shares of common stock with respect to which ISOs are exercisable for the first time by any individual during any calendar year may not exceed $100,000. ISOs granted to a person considered to own more than 10% of the total combined voting power of all classes of the Company's outstanding stock, or the stock of any subsidiary or affiliate, may not be exercisable after the expiration of five years from the grant date and the option exercise price must be at least 110% of the fair market value of the common stock subject to the option.

Each option shall be evidenced by an option agreement. An option agreement may provide for the payment of the exercise price, in whole or in part, by the delivery of a number of shares of the Company's common stock (plus cash if necessary) having a fair market value equal to such exercise price. Moreover, an option agreement may provide for a "cashless exercise" of the option by establishing procedures whereby the holder, by a properly-executed written notice, directs (a) an immediate market sale or margin loan respecting all or a part of the shares of common stock to which he or she is entitled upon exercise pursuant to an extension of credit by the Company to the holder equal to the exercise price, (b) the delivery of shares of the Company's common stock from the Company directly to a brokerage firm, and (c) the delivery of the exercise price from sale or margin loan proceeds from the brokerage firm directly to the Company.

No stock options were awarded during the fiscal year ended June 30, 2010. Currently, there are 183,275 shares, which Usunco has issued as incentive stock option grants under the 2006 Option Plan at exercise of $1.065 per share.  On July 7, 2010, the compensation committee and the board of directors have approved the issuance of options to purchase 1,300,000 shares of the Company’s common stock, of which 500,000 options were granted to one of the Company’s directors, at exercise price of $0.20 per share.

Executive Compensation Determination

It is the intention of Zhongchai to determine executive compensation by a decision of the majority of the members of compensation committee, at a meeting at which the chief executive officer will not be present.

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

Director Compensation

The board of directors will consider granting stock options or additional equity compensation to outside directors as it determines from time to time, but there is no established plan at this time for such awards.  Zhongchai Machinery does not provide cash compensation to directors for attending meetings, but it does reimburse them for their out-of-pocket expenses for attending meetings.

The following Director Compensation Table summarizes the compensation of our non-employee directors for services rendered by Zhongchai during the fiscal year ended June 30, 2010.

NON-EMPLOYEE DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash	Option Awards	Total
Rong Shi	$-0-	$-0-	$-0-
Chris Chen	$-0-	$-0-	$-0-

Item 12.                   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding common stock beneficially owned on August 31, 2010, for (i) each stockholder known to be the beneficial owner of 5% or more of the outstanding common stock, (ii) each current executive officer and director, and (iii) all executive officers and directors as a group.  The table is based on a total of 27,613,019 shares of common stock outstanding.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)	% of common stock Beneficially Owned
Sinoquest Management Ltd. (2) 224 Tianmushan Road, Zhongrong Chengshi Huayuan 5-1-602, Hangzhou, 310007 P.R.C.	4,120,990	14.92%
Peter Wang (2) 224 Tianmushan Road, Zhongrong Chengshi Huayuan 5-1-602, Hangzhou, 310007 P.R.C.	1,957,470	7.09%
Rong Shi (3) 224 Tianmushan Road, Zhongrong Chengshi Huayuan 5-1-602, Hangzhou, 310007 P.R.C.	200,000	*
Chris Chen 224 Tianmushan Road, Zhongrong Chengshi Huayuan 5-1-602, Hangzhou, 310007 P.R.C.	-0-	*
Ruihua International Ltd. (4) 11/F Front Block, Hang Lok Building, 130 Wing Lok Street, Sheung Wan, Hong Kong	17,431,104	63.13%
All Directors and Executive Officers as a Group (3 persons) (5)	2,157,470	7.81%

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

(2)	Peter Wang has a 47.5% beneficial ownership in Sinoquest Management Limited.

(3)	Rong Shi was granted 500,000 shares of options on July 7, 2010. 200,000 of 500,000 were vested on July 7, 2010.

(4)
Ruihua International Limited ("Ruihua") has an address at 11/F Front Block, Hang Lok Building, 130 Wing Lok Street, Sheung Wan, Hong Kong.  The officer and director of Ruihua who has the right to vote and dispose of the shares is Mr. Yang Yong HU.  The foregoing information is derived from an amended 13D filed by Ruihua with the SEC on August 4, 2009.

(5)	Consists of Peter Wang, Rong Shi and Chris Chen.

Item 13.                  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

During the fiscal year ended June 30, 2010, the Company did not enter into any related party transactions with any director, officer, nominee for director, beneficial owner of 5% or more of the equity securities of the Company, or their family members.

Director Independence

We undertook a review of the independence of our directors and, using the definitions and independence standards for directors provided in the rules of The NASDAQ Stock Market, although not required as the standard for the Company as its stock is traded on the Over-the-Counter Bulletin Board, considered whether any director has a material relationship with us that could interfere with his or her ability to exercise independent judgment in carrying out their responsibilities. As a result of this review, we determined that Rong Shi and Chris Chen were "independent directors" as defined under the rules of The NASDAQ Stock Market.

Item 14.                  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees paid or accrued for the audit and other services provided by Patrizio & Zhao for the fiscal years ended June 30, 2009 and June 30, 2010:

	June 30, 2010	June 30, 2009
Audit Fees	$93,000	$93,000
Audit Related Fees	2,897	-
Tax Fees	-	-
All Other Fees	-	-
	$95,897	$93,000

Audit services of Patrizio & Zhao for the fiscal years 2009 and 2010 consisted of the audit of the yearend financial statements and the review of the quarterly financial statements of Zhongchai and registration statements and other SEC filings.

Because the board of directors of Zhongchai does not have an audit committee, the above services and engagements were approved by the board of directors.

PART IV

Item 15.                   Exhibits, Financial Statement Schedules.

 Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation – (Incorporated by reference from Form 10-KSB for fiscal year ended December 31, 2004, Exhibit 3.1)
3.2	By-laws (Incorporated by reference from Form 10-KSB for fiscal year ended December 31, 2004, Exhibit 3.2)
3.3	Amendment to Certificate of Incorporation – Change of Name(Incorporated by reference from Form 8-K, Current Report, Event dated May 21, 2010, Exhibit 3.1)
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
10.8
Share Exchange Agreement dated June 15, 2009, among Usunco Automotive Limited and IBC Automotive Products, Inc. and Equicap, Inc. (Incorporated by reference from Form 8-K, Current Report, Event dated June 15, 2009, Exhibit 10.1)

10.9	Form of Acquisition Agreement for 25% Interest in ZhongChai JV.( Incorporated by reference from Form 8-K, Current Report, Event dated June 7, 2010, Exhibit 10.1)
14.1	Code of Ethics (Incorporated by reference from Form 8-K, Current Report, Event dated March 9, 2007, Exhibit 14.1)
21.1	Subsidiaries of the Registrant*
31.1	Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Peter Wang*
32.1	Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Peter Wang*
* Filed herewith

ZHONGCHAI MACHINERY, INC.
Consolidated Financial Statements
June 30, 2010 and 2009

Table of Contents

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Zhongchai Machinery, Inc.

We have audited the accompanying consolidated balance sheets of Zhongchai Machinery, Inc. (the “Company”) as of June 30, 2010 and 2009, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Zhongchai Machinery, Inc. as of June 30, 2010 and 2009, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Patrizio & Zhao, LLC

Parsippany, New Jersey
September 07, 2010

ZHONGCHAI MACHINERY, INC.

Consolidated Balance Sheets

	June 30, 2010	June 30, 2009
Assets
Current assets:
Cash and cash equivalents	$1,495,597	$3,990,767
Restricted cash	90,810	315,151
Accounts receivable, net of allowance for doubtful accounts of $37,670 and $7,732 at June 30, 2010 and 2009, respectively	3,618,030	1,540,402
Inventory	2,680,666	1,568,445
Notes receivable	463,465	448,655
Advance payments	4,993,607	2,988,235
Other current assets	110,131	115,266

Total current assets	13,452,306	10,966,921

Property and equipment, net	3,017,569	2,662,924

Goodwill	3,425,868	3,407,262

Other noncurrent assets:	451	65,575

Total assets	$19,896,194	$17,102,682

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$3,504,923	$1,562,217
Trade notes payable	142,365	315,151
Short-term bank loans	1,428,810	2,197,500
Taxes payable	224,108	54,292
Dividend payable	381,201	-
Other current liabilities	3,322,277	635,408
Total current liabilities	9,003,684	4,764,568

Total liabilities	9,003,684	4,764,568

Stockholders’ equity:
Common stock, $.001 par value, 500,000,000 shares authorized, 27,613,019 and 27,613,019 shares issued and outstanding at June 30, 2010 and 2009, respectively	27,613	27,613
Stock subscription receivable	(33,120)	(33,120)
Additional paid-in capital	16,484,097	16,484,097
Statutory reserves	315,152	124,460
Retained earnings (Accumulated deficit)	(7,558,542)	(8,440,255)
Accumulated other comprehensive income	1,361,646	1,415,474
Total stockholders’ equity	10,596,846	9,578,269

Noncontrolling interest	295,664	2,759,845

Total equity	10,892,510	12,338,114

Total liabilities and equity	$19,896,194	$17,102,682

ZHONGCHAI MACHINERY, INC.

Consolidated Statements of Operations and Comprehensive Income (Loss)

	For the Years Ended June 30,
	2010	2009

Sales	$10,983,800	$4,923,918

Cost of sales	8,359,486	3,839,489

Gross profit	2,624,314	1,084,429

Operating expenses
Selling, general and administrative	1,287,359	2,048,155

Income (loss) from operations	1,336,955	(963,726)

Other income (expenses):
Interest income (expense), net	(82,096)	16,145
Other income, net	345,867	138,697
Loss on disposal of a subsidiary-IBC	-	(220,782)
Total other income (expenses)	263,771	(65,940)

Income (loss) before provision for income taxes	1,600,726	(1,029,666)

Provision for income taxes	264,418	57,246

Net income (loss)	1,336,308	(1,086,912)

Less: Net income attributable to noncontrolling interest	263,903	45,278

Net income (loss) attributable to Zhongchai Machinery, Inc.	1,072,405	(1,132,190)

Other comprehensive income (loss)
Foreign currency translation adjustment	(53,828)	42,646

Comprehensive income (loss)	$1,018,577	$(1,089,544)

Earnings (loss) per common share:
Basic	$0.04	$(0.04)
Diluted	$0.04	$(0.04)

Weighted average number of common shares outstanding:
Basic	27,613,019	28,146,164
Diluted	27,613,019	28,146,164

ZHONGCHAI MACHINERY, INC.

Consolidated Statements of Stockholders’ Equity

							Accumulated
			Stock	Additional		Retained	Other	Total
	Common Stock		Subscriptions	Paid-in	Statutory	Earnings	Comprehensive	Stockholders’
	Shares	Amount	Receivable	Capital	Reserves	(Deficit)	Income	Equity

Balance June 1, 2008	28,169,013	$28,169	$(32,400)	$16,516,901	$62,253	$(7,245,858)	$1,372,828	$10,701,893

Cancellation of common stock	(555,994)	(556)	-	(32,804)	-	-	-	(33,360)

Shareholder Contribution	-	-	(720)	-	-	-	-	(720)

Net Loss	-	-	-	-	-	(1,132,190)	-	(1,132,190)

Statutory reserves	-	-	-	-	62,207	(62,207)	-	-

Foreign Currency Translation	-	-	-	-	-	-	42,646	42,646

Balance June 30, 2009	27,613,019	$27,613	$(33,120)	$16,484,097	$124,460	$(8,440,255)	$1,415,474	$9,578,269

Net Income	-	-	-	-	-	1,072,405	-	1,072,405

Statutory reserves	-	-	-	-	190,692	(190,692)	-	-

Foreign Currency Translation	-	-	-	-	-	-	(53,828)	(53,828)

Balance June 30, 2010	27,613,019	$27,613	$(33,120)	$16,484,097	$315,152	$(7,558,542)	$1,361,646	$10,596,846

ZHONGCHAI MACHINERY, INC.

Consolidated Statements of Cash Flows

	For the Years Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$1,072,405	$(1,132,190)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Noncontrolling interest	263,903	45,278
Depreciation and amortization	323,734	215,844
Loss on disposal of assets	4,847	-
Provision for bad debts	29,768	92,017
Stock based compensation	63,606	108,789
Non-cash payments of rent	-	3,750
Loss on disposal of a subsidiary-IBC	-	390,431
Changes in assets and liabilities:
Accounts receivable	(2,090,134)	(1,154,135)
Inventory	(1,098,936)	(322,261)
Notes receivable - trade	(47,470)	(95,257)
Advance payments	219,504	2,091,724
Other current assets	3,902	184,912
Accounts payable and accrued expenses	1,926,414	838,019
Trade notes payable	(173,760)	315,151
Taxes payable	168,795	54,145
Other current liabilities	2,684,033	118,561
Total adjustments	2,278,206	2,886,968

Net cash provided by operating activities	3,350,611	1,754,778

Cash flows from investing activities:
Notes receivable - other	35,000	(57,500)
Advance payments for purchase of land use rights and building	(2,200,050)	-
Additions to property and equipment	(393,720)	(368,312)
Additions to construction in progress	(272,436)	-
Payments to noncontrolling interest for ownership buyback	(2,473,274)	-
Loss on disposal of a subsidiary –IBC, net of cash	-	(178,965)

Net cash used in investing activities	(5,304,480)	(604,777)

Cash flows from financing activities:
Proceeds from (repayments of) short-term bank loans	(777,351)	2,197,500

Net cash provided by (used in) financing activities	(777,351)	2,197,500

Effect of foreign currency translation on cash	11,709	1,444

Net increase (decrease) in cash and cash equivalents	(2,719,511)	3,348,945

Cash and cash equivalents and restricted cash at beginning of year	4,305,918	956,973

Cash and cash equivalents and restricted cash at end of year	$1,586,407	$4,305,918

ZHONGCHAI MACHINERY, INC.
Notes to Consolidated Financial Statements

Note 1 – Organization and Nature of Business

Zhongchai Machinery, Inc. (“Zhongchai Machinery” or “the Company”) (Formerly “Equicap, Inc.”), a Nevada corporation, is a manufacturer and distributor of gears and gearboxes and drive axles which are marketed and sold to equipment manufacturers in China.

On July 6, 2007, the Board of Directors of Zhejiang Zhongchai Machinery Co., Ltd. (“Zhejiang Zhongchai”), the China based and 75% owned subsidiary of the Company, approved and finalized a Share Purchase Agreement (“Share Purchase Agreement”) with Xinchang Keyi Machinery Co., Ltd., (“Keyi”) a corporation incorporated in the People’s Republic of China. Pursuant to the Share Purchase Agreement, Zhejiang Zhongchai purchased all the outstanding equity of Zhejiang Shengte Transmission Co., Ltd. (“Shengte”) from Keyi, the sole owner of Shengte for approximately $3.7 million.

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

On September 22, 2009, Xinchang Xian Lisheng Machinery Co., Ltd. (“Lisheng”) was incorporated by Zhejiang Zhongchai and two individual investors. Total registered capital of Lisheng is RMB 5 million, of which Zhejiang Zhongchai accounts for 60%. The Company plans to start production of die casting products in 2010 for use in gearboxes, diesel engines and other machinery products.

On December 16, 2009, Zhongchai Machinery and its wholly owned subsidiaries, Usunco and Zhongchai Holding (Hong Kong) Limited, a Hong Kong company (“Zhongchai Holding”), took action to approve transfer of the shares of Zhejiang Zhongchai Machinery Co., from Usunco to Zhongchai Holding. The transfer was completed on December 23, 2009. The purpose of the transfer was to take advantage of the tax treaty between the People’s Republic of China and the Special Administrative Region of Hong Kong which reduces the withholding tax rate of the PRC on payments to entities outside of China. Usunco, which no longer had any assets after transferring all of them to Zhongchai Holding, was subsequently dissolved. The consolidated financial statements will continue to account for Zhejiang Zhongchai Machinery Co., in the same manner as before the transfer of the ownership. Shareholder approval by the shareholders of Zhongchai Machinery was not required under Nevada law, as there was no sale of all or substantially all the assets of the Company. The shareholder ownership and shareholder rights of Zhongchai Machinery remain the same as before the transaction.

ZHONGCHAI MACHINERY, INC.
Notes to Consolidated Financial Statements

Note 1 – Organization and Nature of Business (continued)

On April 26, 2010, Zhongchai Holding (Hong Kong) Limited. (“Zhongchai Holding”), which owned 75% of the equity in Zhejiang Zhongchai Machinery Co., Ltd. (“Zhejiang Zhongchai”), executed a Share Purchase Agreement (“Share Purchase Agreement”) with Xinchang Keyi Machinery Co., Ltd., (“Keyi”) a corporation incorporated in the People’s Republic of China. Pursuant to the Share Purchase Agreement, Zhongchai Holding purchased the residual 25% equity of Zhejiang Zhongchai Machinery Co., Ltd. (“Zhejiang Zhongchai”) from Keyi at $2.6 million. The agreement has been approved by the local government agency and a new business license has been issued as Wholly Foreign Owned Enterprise.

Note 2 – Summary of Significant Accounting Policies

Basis Of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United Stated of America. The consolidated financial statements include the accounts of Zhongchai Machinery, Inc. and its controlling subsidiaries. All inter-company transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include valuation reserves for accounts receivable, inventory and income taxes and valuation of goodwill. Actual results could differ from those estimates

Cash And Cash Equivalents

In accordance with ASC Topic 230, “Statement of Cash Flows,” the Company considers all highly liquid instruments with original maturities of three months or less to be “cash equivalents”.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are stated at the amount management expects to collect from balances outstanding at the end of the period. Based on its assessment of the credit history with customers having outstanding balances and current relationships with them, management makes conclusions whether any realization of losses on balances outstanding at the end of the period will be deemed uncollectible based on the age of the receivables. The Company reserves 0.5% of accounts receivable balances that have been outstanding less than three months, 5% of accounts receivable balances that have been outstanding between three months and six months, 20% of accounts receivable balances that have been outstanding within one year, 50% of accounts receivable balances that have been outstanding for between one year and two years, and 100% of accounts receivable balances that have been outstanding more than two years. The balance of allowance for doubtful accounts amounted to $37,670 and $7,732 as of June 30, 2010 and 2009, respectively.

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is calculated on the weighted-average basis and includes all costs to acquire and other costs incurred in bringing the inventory to their present location and condition. The Company evaluates the net realizable value of its inventory on a regular basis and records a provision for loss to reduce the computed weighted-average cost if it exceeds the net realizable value. The Company did not record any provision for slow-moving and obsolete inventory as of June 30, 2010 and 2009.

ZHONGCHAI MACHINERY, INC.
Notes to Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies (continued)

Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated based on the straight-line method over the estimated useful lives of the assets as follows:

Vehicles	5 years
Furniture, machinery and equipment	3 to 10 years
Buildings and improvements	20 to 40 years

Construction in progress primarily represents the renovation costs of plant, machinery and equipment.  Costs incurred are capitalized and transferred to property and equipment upon completion, at which time depreciation commences.

Cost of repairs and maintenance is expensed as incurred. Gain or loss on disposal of property and equipment, if any, is recognized in the consolidated statements of operations.

Long-Lived Assets

In accordance with ASC Topic 360-10-35, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews the recoverability of its long-lived assets on a periodic basis in order to identify business conditions, which may indicate a possible impairment. The assessment for potential impairment is based primarily on the Company’s ability to recover the carrying value of its long-lived assets from expected future discounted cash flows. If the total of the expected future discounted cash flows is less than the total carrying value of the assets, a loss is recognized for the difference between the fair value (computed based upon the expected future discounted cash flows) and the carrying value of the assets.

Goodwill and Other Intangible Assets

Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Goodwill and intangible assets deemed to have indefinite lives are not amortized. All other intangible assets are amortized over their estimated useful lives. Goodwill and intangible assets with indefinite lives are subject to annual impairment test using the guidance and criteria described in ASC Topic 350, “Goodwill and Other Intangible Assets”. This test compares carrying values to fair values and, when appropriate, the carrying value of these assets is reduced to fair value. As of June 30, 2010, the Company concluded that there were no impairments of goodwill or intangible assets with indefinite lives.

Revenue Recognition

Revenue consists of sales of automotive parts, gears and gearboxes. In accordance with the provisions of ASC Topic 605-10, revenue is recognized when merchandise is shipped, title and risk of loss are passed to the customers and the collectability is reasonably assured. Revenue is recorded as the sales price of goods and services, net of rebates and discounts and is reported on a gross basis.  The gross basis is used mainly due to the fact that the Company acts as principal in each transaction and is responsible for fulfillment and acceptability of the products purchased, the Company takes title to its products before the products are ordered by its customers, the Company has risk of inventory loss as title of the products is transferred to the Company, the Company is responsible for collection of sales and delivery of products, and the Company does not act as an agent or broker and is not compensated on a commission or fee basis.

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

ZHONGCHAI MACHINERY, INC.
Notes to Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies (continued)

Advertising Costs

The Company expenses the cost of advertising as incurred. Advertising costs for the years ended June 30, 2009 and 2008 were insignificant.

Research and Development Costs

Research and development ("R&D”) costs are classified as general and administrative expenses and are expensed as incurred. R&D costs amounted to $163,504 and $207,881, respectively, for the years ended June 30, 2010 and 2009.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. No differences were noted between the book and tax bases of the Company’s assets and liabilities, respectively. Therefore, there are no deferred tax assets or liabilities for the year ended June 30, 2010. For the China/Gear segment, the Zhongchai JV is located in the PRC, and is therefore subject to central government and provincial and local income taxes within the PRC at the applicable tax rate on the taxable income as reported in the PRC statutory financial statements in accordance with relevant income tax laws. The standard corporate income tax rate is 25%.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other obligations, approximate their fair value due to the short-term maturities of the related instruments.

Foreign Currency Translation and Transactions

The financial position and results of operations of the Company is determined using local currency (Chinese Yuan) as the functional currency. In accordance with ASC Topic 830-10, Foreign Currency Translation, assets and liabilities are translated at the prevailing exchange rate in effect at each year end. Contributed capital accounts are translated using the historical rate of exchange when capital is contributed. Income statement accounts are translated at the average rate of exchange during the year. Currency translation adjustments arising from the use of different exchange rates are included in accumulated other comprehensive income (loss) in shareholders' equity. Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations.

Comprehensive Income (Loss)

The Company has adopted ASC Topic 220-10, Reporting Comprehensive Income, which establishes rules for the reporting and display of comprehensive income, its components and accumulated balances. ASC 220-10 defines comprehensive income (loss) to include all changes in equity, including adjustments to minimum pension liabilities, accumulated foreign currency translation, and unrealized gains or losses on available-for-sale marketable securities, except those resulting from investments by owners and distributions to owners.

ZHONGCHAI MACHINERY, INC.
Notes to Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies (continued)

Earnings Per Share

In accordance with ASC Topic 260-10, “Computation of Earnings Per Share” and EITF No. 03-6, “Participating Securities and the Two-Class Method”, basic earnings per share is computed by dividing net income attributable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the year using the two-class method. Under the two class method, net income is allocated between ordinary shares and other participating securities based on their respective participating rights. Diluted earnings per share is calculated by dividing net income attributable to ordinary shareholders as adjusted for the effect of dilutive ordinary equivalent shares, if any, by the weighted average number of ordinary and dilutive ordinary equivalent shares outstanding during the year. Ordinary equivalent shares consist of the ordinary shares issuable upon the conversion of the convertible preferred shares (using the if-converted method) and ordinary shares issuable upon the exercise of outstanding share options (using the treasury stock method).

Recent Accounting Pronouncements

In April 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-17, Revenue Recognition—Milestone Method (Topic 605) – Revenue Recognition (ASU 2010-17). ASU 2010-17 provides guidance on defining the milestone and determining when the use of the milestone method of revenue recognition for research or development transactions is appropriate. It provides criteria for evaluating if the milestone is substantive and clarifies that a vendor can recognize consideration that is contingent upon achievement of a milestone as revenue in the period in which the milestone is achieved, if the milestone meets all the criteria to be considered substantive. ASU 2010-17 is effective for us in fiscal 2012 and should be applied prospectively. The adoption of this ASU will not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued the following ASC Updates:

●
ASU No. 2010-01— Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash. This Update clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009 with retrospective application.

●
ASU No. 2010-02— Consolidation (Topic 505): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This Update amends Subtopic 810-10 and related guidance to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to (i) a subsidiary or group of assets that is a business or nonprofit activity; (ii) a subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture; and (iii) an exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity, but does not apply to: (i) sales of in substance real estate; and (ii) conveyances of oil and gas mineral rights. The amendments in this Update are effective beginning in the period that an entity adopts FAS 160 (now included in Subtopic 810-10).

●
ASU No. 2010-06— Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  This Update amends Subtopic 820-10 that require new disclosures about transfers in and out of Levels 1 and 2 and activity in Level 3 fair value measurements. This Update also amends Subtopic 820-10 to clarify certain existing disclosures. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010.

The Company expects that the adoption of the above Updates issued in January 2010 did not and will not have any significant impact on its financial position and results of operations.

ZHONGCHAI MACHINERY, INC.
Notes to Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies (continued)

In October 2009, the FASB issued an ASU regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing.  This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation.  This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. It is expected the adoption of this ASC Update will have no material impact on the Company’s consolidated financial statements.

In October 2009, the FASB concurrently issued the following ASC Updates:

●
ASU No. 2009-14 - Software (Topic 985): Certain Revenue Arrangements That Include Software Elements (formerly EITF Issue No. 09-3). This standard removes tangible products from the scope of software revenue recognition guidance and also provides guidance on determining whether software deliverables in an arrangement that includes a tangible product, such as embedded software, are within the scope of the software revenue guidance.

●
ASU No. 2009-13 - Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (formerly EITF Issue No. 08-1).  This standard modifies the revenue recognition guidance for arrangements that involve the delivery of multiple elements, such as product, software, services or support, to a customer at different times as part of a single revenue generating transaction.  This standard provides principles and application guidance to determine whether multiple deliverables exist, how the individual deliverables should be separated and how to allocate the revenue in the arrangement among those separate deliverables. The standard also expands the disclosure requirements for multiple deliverable revenue arrangements.

ASU No. 2009-13 and 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted.  Alternatively, an entity can elect to adopt these standards on a retrospective basis, but both these standards must be adopted in the same period using the same transition method.  The Company expects to apply this standard on a prospective basis for revenue arrangements entered into or materially modified beginning July 1, 2010.  It is expected the adoption of these ASC Updates will not have a material impact on the Company’s Consolidated Financial Statements.

In August 2009, the FASB issued an ASU regarding measuring liabilities at fair value. This ASU provides additional guidance clarifying the measurement of liabilities at fair value in circumstances in which a quoted price in an active market for the identical liability is not available; under those circumstances, a reporting entity is required to measure fair value using one or more of valuation techniques, as defined. This ASU is effective for the first reporting period, including interim periods, beginning after the issuance of this ASU. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

On July 1, 2009, the FASB officially launched the FASB Accounting Standards Codification (“ASC”), which has become the single official source of authoritative nongovernmental U.S. GAAP, in addition to guidance issued by the Securities and Exchange Commission. The ASC is designed to simplify U.S. GAAP into a single, topically ordered structure. All guidance contained in the ASC carries an equal level of authority. The ASC is effective for all interim and annual periods ending after September 15, 2009. The Company’s implementation of this guidance effective July 1, 2009 did not have a material effect on the Company’s condensed consolidated financial statements.

ZHONGCHAI MACHINERY, INC.
Notes to Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies (continued)

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

Note 3 – Restricted Cash

As of June 30, 2010 and June 30, 2009, the Company had restricted cash of $90,810, and $315,151, respectively. These restricted cash balances are reserved for settlement of trade notes payable in connection with inventory purchases.  The cash held in custody by bank issuing the trade notes payable is restricted as to withdrawal or use, and is currently earning interest.

Note 4 – Inventory

Inventory consisting of material, labor and manufacturing overhead at June 30, 2010 and June 30, 2009 consists of the following:

	June 30,	June 30,
	2010	2009

Gears products	$1,372,326	$885,559
Gearbox products	1,307,940	680,317
Other	400	2,569
Total	$2,680,666	$1,568,445

Note 5 – Advance Payments

Advance payments amounted to approximately $5 million as of June 30, 2010, approximately $4.6 million of which represented an advance payment made by the Zhongchai JV to Zhejiang Xinchai Holdings Co., Ltd. ("Xinchai Holdings"), a corporation in China, for the purchase of land use rights and building for Zhongchai JV’s future expansion of its production capabilities. Zhongchai JV is currently leasing a portion of the land and building to be purchased. The total land area to be purchased is approximately 250,000 square feet. The total contract price for the land use rights, building and fixtures is approximately $4.6 million. The Company is currently in the process of transferring title.

Note 6 – Property and Equipment

Property and equipment at June 30, 2010 and June 30, 2009 consists of the following:

	June 30,	June 30,
	2010	2009

Manufacturing equipment	$3,272,563	$2,923,420
Office equipment and furniture	51,306	56,597
Vehicles	122,965	62,039
Subtotal	3,446,834	3,042,056
Less: Accumulated depreciation	702,871	379,132
	2,743,963	2,662,924
Add: Construction in progress	273,606	-

Total	$3,017,569	$2,662,924

Depreciation expense for the years ended June 30, 2010 and 2009 was $322,658 and $214,770, respectively.

ZHONGCHAI MACHINERY, INC.
Notes to Consolidated Financial Statements

Note 7 – Intangible Assets

Intangible assets at June 30, 2010 and June 30, 2009 consist of the following:

	June 30, 2010	June 30, 2009

Computer Software	$3,241	$3,223
Less: accumulated amortization	2,790	1,701

Total	$451	$1522

Amortization expenses for the years ended June 30, 2010 and 2009 were $1,076 and $1,074, respectively.

Note 8 – Goodwill

The following table provides information related to the carrying value of goodwill:

Balance as of June 30, 2008	$3,393,307
Goodwill acquired during the year	-
Effect of foreign currency translation	13,955
Impairment	-
Balance as of June 30, 2009	3,407,262
Goodwill acquired during the year	-
Effect of foreign currency translation	18,606
Impairment	-
Balance as of June 30, 2010	$3,425,868

Note 9 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	June 30,	June 30,
	2010	2009

Accounts payable	$3,419,595	$1,400,162
Accrued expenses	85,328	162,055

Total	$3,504,923	$1,562,217

The carrying value of accounts payable and accrued expenses approximates their fair value due to the short-term nature of these obligations.

ZHONGCHAI MACHINERY, INC.
Notes to Consolidated Financial Statements

Note 10 – Short Term Bank Loans

Short-term bank loans consist of the following:

	June 30,	June 30,
	2010	2009

On May 25, 2009, the Company obtained a loan from Agricultural Bank of China, which was re-paid on August 26, 2009. The annual interest was At the fixed interest rate of 4.374% and paid monthly. The loan was secured by a third party.	$-	$776,450

On June 15, 2009, the Company obtained a loan from Agricultural Bank of China, which was re-paid on June 10, 2010. The interest is calculated Using an annual fixed interest rate of 5.31% and paid monthly. The loan is secured by a third party.	-	1,421,050

On June 10, 2010, the Company obtained a loan from Agricultural Bank of China, which is due on June 10, 2011. The interest is calculated using an annual fixed interest rate of 5.31% and paid monthly. The loan is secured by a third party.	1,428,810	-

Total short-term bank loans	$1,428,810	$2,197,500

Note 11 – Other Current Liabilities

Other current liabilities amounted to $3,322,277 and $635,408 as of June 30, 2010 and 2009, respectively, approximately $425,588 and $424,854 of which represents the last payment due to Keyi from Shengte acquisition in July 2007 for both of the above periods. Also included in the balance of $3,322,277 as of June 30, 2010 was $2,600,000 due to Keyi for the purchase of the residual 25% equity of Zhejiang Zhongchai.

Note 12 – Risk Factors

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

Note 13 – Risk of Concentrations in Sales and Purchases

Two customers accounted for 39% and 25%, respectively, of the Company’s sales for the years ended June 30, 2010.

One supplier, Zhejiang Yuyang Machinery Co., Ltd, accounted for approximately 18% of the Company’s total purchases for the year ended June 30, 2010.

Note 14 – Supplemental Disclosure of Cash Flow Information

	For the Years Ended June 30,
	2010	2009

Cash paid for interest	$132,529	$3,786
Cash paid for income taxes	$166,703	$57,246

Note 15 – Earnings (Loss) Per Share

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

ZHONGCHAI MACHINERY, INC.
Notes to Consolidated Financial Statements

Note 15 – Earnings (Loss) Per Share (continued)

	For the Year Ended June 30,
	2010	2009

Net income (loss)	$1,072,405	$(1,132,190)

Weighted average common shares (denominator for basic loss per share)	27,613,019	28,146,164

Effect of dilutive securities:	-	-

Weighted average common shares (denominator for diluted loss per share)	27,613,019	28,146,164

Basic net income (loss) per share	$0.04	$(0.04)
Diluted net income (loss) per share	$0.04	$(0.04)

Note 16 – Share-Based Payments

As of June 30, 2010, there were 366,550 outstanding options to employees (“Employee Options”) and 422,535 outstanding warrants to the private placement agent (“Agent Warrants”). Both the Employee Options and Agent Warrants vest over three years and have a life of five years. For the years ended June 30, 2010 and 2009, the Company recorded approximately $63,606 and $108,789, respectively, of stock-based compensation based on the fair value method of ASC Topic 718 using the following assumptions: volatility of 34.94%, risk free interest rate of 4.63%, dividend yield of 0%, and expected life of 5 years. No estimate of forfeitures was made as the Company has a short history of granting options and warrants.

The fair value of the options and warrants was determined based on the number of shares granted and the quoted price of the Company’s common stock on the grant. The fair value of stock-based compensation was determined using the Black-Scholes model.

Note 17 – Stock Authorization and Issuance

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

ZHONGCHAI MACHINERY, INC.
Notes to Consolidated Financial Statements

Note 17 – Stock Authorization and Issuance (continued)

Although the Company has the obligation to register shares of common stock for other persons under the above described registration rights agreement, the Company is not obligated to pay liquidated damages in the event that their shares are not registered or the registration statement is not available for their sale.

Note 18 – Employee Welfare Plan

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

NOTE 19 – Subsequent Events

On July 7, 2010, Compensation Committee and Board of Directors have granted 1,300,000 shares of stock options to one director and four employees.

Name	Position	Option Granted	Option Price	Expired On
Rong Shi	Director	500,000	$0.20	2015/07/06
Mengxin He	General Manager	500,000	$0.20	2015/07/06
Xianding Ge	General Manager	100,000	$0.20	2015/07/06
Tracy Lin	Financial Director	100,000	$0.20	2015/07/06
Min Guo	Office Manager	100,000	$0.20	2015/07/06

These stock options will be expired on July 6, 2015. 40% of these options were vested on July 7, 2010 and the remaining 60% of the options will be vested 20% each year for next three years. Note: The closing price of the stock was $0.15 and the biding price was $0.05 as of July 6, 2010.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized on September 21 2010.

ZHONGCHAI MACHINERY, INC.

By:	/s/ Peter Wang
Peter Wang
President

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Capacities	Date

/s/ Peter Wang	Chairman, President and acting Chief Financial Officer	September 21, 2010
Peter Wang	(Principal Executive and Accounting Officer)

/s/ Rong Shi	Director	September 21, 2010
Rong Shi

/s/ Chris Chen	Director	September 21, 2010
Chris Chen