Form 10-Q
period 2010-09-30
Zhongchai Machinery, Inc.
filed 2010-11-15
CIK 1006840

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number: 000-31091

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 27,613,019 shares of common stock, par value $.001 per share, outstanding as of November 15, 2010.

ZHONGCHAI MACHINERY, INC.

- INDEX -

FORWARD-LOOKING STATEMENTS

Statements made in this Form 10-Q (the “Quarterly Report”) that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements often can be identified by the use of terms such as “may”, “will”, “expect”, “believe”, “anticipate”, “estimate”, “approximate”, or “continue”, or the negative thereof. Zhongchai Machinery, Inc. (the “Company”) intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. These factors include our current dependence on a limited number of products and customers, the focus of the business on the gear and transmission gearbox markets in the Peoples Republic of China, the need to develop new products and create demand for them, the effect of the global recession and availability of credit, pricing pressures on our products and margins, product quality, customer satisfaction and the ability to sustain and grow sales and expand the customer base, warranty obligations and claims, operating a business primarily in the Peoples Republic of China, currency controls and exchange rate exposure, and the other risk factors discussed in our reports filed with the Securities and Exchange Commission. The Company disclaims any obligation to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

ZHONGCHAI MACHINERY, INC.

Consolidated Balance Sheets
(Unaudited)
	September 31,	June 30,
	2010	2010
Assets
Current assets:
Cash and cash equivalents	$954,508	$1,495,597
Restricted cash	52,395	90,810
Accounts receivable, net of allowance for doubtful accounts of $46,039 and $37,670 at September 30, 2010 and June 30, 2010, respectively	3,804,123	3,618,030
Inventories	2,802,893	2,680,666
Notes receivable	460,956	463,465
Advance payments	239,377	33,132
Other current assets	399,791	110,131

Total current assets	8,714,043	8,491,831

Property and equipment, net	3,065,029	3,017,569

Goodwill	3,481,687	3,425,868

Advance payments – non current portion	5,830,629	4,960,475

Other assets	183	451

Total assets	$21,091,571	$19,896,194

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$3,722,774	$3,504,923
Trade notes payable	52,395	142,365
Short-term bank loans	1,497,000	1,428,810
Taxes payable	241,107	224,108
Dividend payable	385,942	381,201
Other current liabilities	3,556,299	3,322,277
Total current liabilities	9,455,517	9,003,684

Total liabilities	9,455,517	9,003,684

Equity
Stockholders’ equity:
Common stock, $.001 par value, 500,000,000 shares authorized, 27,613,019 shares issued and outstanding at September 30, 2010 and June 30, 2010, respectively	27,613	27,613
Stock subscription receivable	(33,120)	(33,120)
Additional paid-in capital	16,486,450	16,484,097
Statutory reserves	315,152	315,152
Accumulated deficit	(7,047,332)	(7,558,542)
Accumulated other comprehensive income	1,591,450	1,361,646
Total stockholders’ equity	11,340,213	10,596,846

Noncontrolling interest	295,841	295,664

Total equity	11,636,054	10,892,510

Total liabilities and equity	$21,091,571	$19,896,194

The accompanying notes are an integral part of these consolidated financial statements.

ZHONGCHAI MACHINERY, INC.

Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	For the Three Months Ended
	September 30,
	2010	2009

Sales	$3,983,545	$1,948,406

Cost of sales	2,972,551	1,543,174

Gross profit	1,010,994	405,232

Operating expenses
Selling, general and administrative	344,444	344,240

Income from operations	666,550	60,992

Other income (expenses):
Interest expenses, net	(15,955)	(18,767)
Other income	34,852	4,240
Total other income (expenses)	18,897	(14,527)

Income before provision for income taxes	685,447	46,465

Provision for income taxes	174,060	35,505

Net income	511,387	10,960

Less: Net income attributable to noncontrolling interest	177	39,315

Net income (loss) attributable to Zhongchai Machinery, Inc.	511,210	(28,355)

Other comprehensive income
Foreign currency translation adjustment	229,804	16,862

Comprehensive income (loss)	$741,014	$(11,493)

Earnings (loss) per common share:
Basic	$0.02	$(0.00)
Diluted	$0.02	$(0.00)

Weighted average number of common shares outstanding:
Basic	27,613,019	27,613,019
Diluted	27,883,333	27,613,019

The accompanying notes are an integral part of these consolidated financial statements.

ZHONGCHAI MACHINERY, INC.

Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net income	$511,387	$10,960
Adjustments to reconcile net income to net cash Provided by (used in) operating activities:
Depreciation and amortization	84,722	72,159
Provision for bad debts	7,662	2,776
Stock-based payments	2,353	27,198
Changes in assets and liabilities:
Restricted cash	39,415	(98,419)
Accounts receivable	(133,276)	(153,312)
Inventory	(77,606)	(8,217)
Notes receivable-trade	9,577	(129,301)
Advance payments	(203,232)	(170,037)
Other current assets	(286,002)	11,207
Accounts payable and accrued expenses	159,987	308,956
Trade notes payable	(91,180)	98,419
Taxes payable	13,187	3,507
Other current liabilities	222,986	(6,773)
Total adjustments	(251,407)	(41,837)

Net cash used in operating activities	259,980	(30,877)

Cash flows from investing activities:
Advance payments for purchase of equipment	(779,841)	-
Advance payments for purchase of land use rights and building		(2,199,150)
Additions to property and equipment	(82,770)	(127,626)
Proceeds form notes receivable	-	7,500

Net cash used in investing activities	(862,611)	(2,319,276)

Cash flows from financing activities:
Proceeds from (repayment of) short-term bank loans	44,370	(777,033)
Contribution from minority shareholders	-	293,220

Net cash provided by (used in) financing activities	44,370	(483,813)

Effect of foreign currency translation on cash	17,172	3,451

Net decrease in cash and cash equivalents and restricted cash	(541,089)	(2,830,515)

Cash and cash equivalents -beginning	1,495,597	3,990,767

Cash and cash equivalents -ending	$954,508	$1,160,252

The accompanying notes are an integral part of these consolidated financial statements.

ZHONGCHAI MACHINERY, INC.
Notes to Consolidated Financial Statements
September 30, 2010 and 2009
(Unaudited)

ZHONGCHAI MACHINERY, INC.
Notes to Consolidated Financial Statements
September 30, 2010 and 2009
(Unaudited)

Note 1 – Organization and Nature of Business

Zhongchai Machinery, Inc. (“Zhongchai Machinery” or “the Company”) (Formerly “Equicap, Inc.”), a Nevada corporation, is a manufacturer and distributor of gears and gearboxes and drive axles, which are marketed and sold to equipment manufacturers in China.

On July 6, 2007, the Board of Directors of Zhejiang Zhongchai Machinery Co., Ltd. (“Zhejiang Zhongchai”), the China based and 75% owned subsidiary of the Company, approved and finalized a Share Purchase Agreement (“Share Purchase Agreement”) with Xinchang Keyi Machinery Co., Ltd., (“Keyi”) a corporation incorporated in the People’s Republic of China. Pursuant to the Share Purchase Agreement, Zhejiang Zhongchai purchased all the outstanding equity of Zhejiang Shengte Transmission Co., Ltd. (“Shengte”) from Keyi, the sole owner of Shengte for approximately $3.7 million

On March 7, 2007, the Company and Usunco Automotive, Ltd. (“Usunco”), a British Virgin Islands company, entered into a Share Exchange Agreement (“Exchange Agreement”), which was consummated on March 9, 2007. Under the terms of the Exchange Agreement, the Company acquired all of the outstanding equity securities of Usunco in exchange for 18,323,944 shares of the Company’s common stock.

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

On December 16, 2009, Zhongchai Machinery and its wholly owned subsidiaries, Usunco and Zhongchai Holding (Hong Kong) Limited, a Hong Kong company (“Zhongchai Holding”), took action to approve transfer of the shares of Zhejiang Zhongchai Machinery Co., from Usunco to Zhongchai Holding. The transfer was completed on December 23, 2009. The purpose of the transfer was to take advantage of the tax treaty between the Peoples Republic of China and the Special Administrative Region of Hong Kong which reduces the withholding tax rate of the PRC on payments to entities outside of China. Usunco, which no longer had any assets after transferring all of them to Zhongchai Holding was subsequently dissolved. The consolidated financial statements will continue to account for Zhejiang Zhongchai Machinery Co., in the same manner as Before the transfer of the ownership. Shareholder approval by the shareholders of Zhongchai Machinery was not required under Nevada law, as there was no sale of all or substantially all the assets of the Company. The shareholder ownership and shareholder rights of Zhongchai Machinery remain the same as before the transaction.

ZHONGCHAI MACHINERY, INC.
Notes to Consolidated Financial Statements
September 30, 2010 and 2009
(Unaudited)

Note 1 – Organization and Nature of Business (continued)

On April 26, 2010, Zhongchai Holding (Hong Kong) Limited (“Zhongchai Holding”), which owned 75% of the equity in Zhejiang Zhongchai Machinery Co., Ltd. (“Zhejiang Zhongchai”), executed a Share Purchase Agreement (“Share Purchase Agreement”) with Xinchang Keyi Machinery Co., Ltd., (“Keyi”) a corporation incorporated in the People’s Republic of China. Pursuant to the Share Purchase Agreement, Zhongchai Holding purchased the residual 25% equity of Zhejiang Zhongchai Machinery Co., Ltd. (“Zhejiang Zhongchai”) from Keyi at $2.6 million. The agreement has been approved by the local government agency and a new business license has been issued as Wholly Foreign Owned Enterprise.

Note 2 – Summary of Significant Accounting Policies

            Basis of Presentation

The Company’s consolidated financial statements include the accounts of its controlled subsidiaries. All intercompany balances and transactions are eliminated in consolidation. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) applicable to interim financial information and the requirements of Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the  financial position and the results of operations and cash flows for the interim periods have been included.

In preparing the accompanying unaudited consolidated financial statements, we evaluated the period from September 30, 2010 through the date the financial statements were issued, for material subsequent events requiring recognition or disclosure. Events identified for this period is described in Note 18.

           Interim Financial Statements

These interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the years ended June 30, 2010 and 2009, as not all disclosures required by GAAP for annual consolidated financial statements are presented. The interim consolidated financial statements follow the same accounting policies and methods of computations as the audited consolidated financial statements for the years ended June 30, 2010 and 2009.

           Reclassification

Certain amounts as of June 30, 2010 and September 30, 2009 were reclassified for presentation purposes.

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

The balance of allowance for doubtful accounts amounted to $46,039 and $37,670 as of September 30, 2010 and June 30, 2010, respectively.

Note 4 – Inventory

Inventory as of September 30, 2010 and June 30, 2010 consists of the following:

	September 30, 2010	June 30, 2010

By Type
Gears products	$1,642,581	$1,372,326
Gearbox products	1,133,949	1,307,940
Transaxles products	25,957	-
Other	406	400
Total	$2,802,893	$2,680,666

	September 30, 2010	June 30, 2010

By Category:
Raw materials	$982,216	$896,273
Work in process	502,716	487,235
Finished goods	1,317,961	1,297,158
Total	$2,802,893	$2,680,666

Note 5 –Notes Receivable

Notes receivable as of September 30, 2010 and June 30, 2010 consists of the following:

	September 30, 2010	June 30, 2010

Notes receivable-trade	$438,456	$440,965
Notes receivable-other	22,500	22,500

Total	$460,956	$463,465

Note 6 – Advance Payments

Advance payments as of September 30, 2010 and June 30, 2010 consists of the following:

	September 30, 2010	June 30, 2010

Inventory	$239,377	$33,132
Equipment	789,332	-
Land use rights and buildings	5,041,297	4,960,475
Total	6,070,006	4,993,607
Less: Current portion	239,377	33,132

Total non current portion	$5,830,629	$4,960,475

Note 7 – Property and Equipment

Property and equipment as of  September 30, 2010 and June 30, 2010 consists of the following:

	September 30, 2010	June 30, 2010

Manufacturing equipment	$3,356,685	$3,272,563
Office equipment and furniture	55,722	51,306
Vehicles	124,968	122,965
Subtotal	3,537,375	3,446,834
Less: Accumulated depreciation	799,798	702,871
	2,737,577	2,743,963
Add: Construction in progress	327,452	273,606

Total	$3,065,029	$3,017,569

Depreciation expense for the three months ended September 30, 2010 and 2009 was $84,451 and $71,890, respectively.

Note 8 – Goodwill

The following table provides information related to the carrying value of goodwill:

Balance as of June 30, 2009	$3,407,262
Goodwill acquired during the year	-
Effect of foreign currency translation	18,606
Impairment	-
Balance as of June 30, 2010	3,425,868
Goodwill acquired during the year	-
Effect of foreign currency translation	55,819
Impairment	-
Balance as of September 30, 2010	$3,481,687

Note 9 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	September 30, 2010	June 30, 2010

Accounts payable	$3,655,090	$3,419,595
Accrued expenses	67,684	85,328

Total	$3,722,774	$3,504,923

The carrying value of accounts payable and accrued expenses approximates their fair value due to the short-term nature of these obligations.

Note 10 – Short Term Bank Loans

Short-term bank loans consist of the following:

	September 30,	June 30,
	2010	2010

On June 10, 2010, the Company obtained a loan from Agricultural Bank of China, the principal of which was paid in pull by June 10, 2011. The interest was calculated using an annual fixed interest rate of 5.31% and paid monthly. The loan was secured by a third party Zhejiang Xinchai
Co. Ltd.	$-	$1,428,810

On September 28, 2010, the Company obtained a loan from Agricultural
Bank of China, the principal of which is due on September 20, 2011.
The interest is calculated using an annual fixed interest rate of 5.31%
and paid monthly. The loan is secured by a third party Zhejiang Xinchai
Co., Ltd.	1,497,000	-

Total short-term bank loans	$1,497,000	$1,428,810

Note 11 – Other Current Liabilities

Other current liabilities amounted to $3,556,299 and $3,322,277 as of September 30, 2010 and June 30, 2010, respectively, approximately $432,522 and $425,588 of which represents the last payment due to Keyi from the Shengte acquisition in July 2007 for both of the above mentioned periods, and approximately $2,600,000 was due to Keyi for the purchase of the residual 25% equity of Zhejiang Zhongchai for both of the above mentioned periods.

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

Note 13 – Risk of Concentrations in Sales and Purchases

Two customers, Lonking (Shanghai) Forklift Co., Ltd. and Zhejiang Xinchai Co., Ltd., accounted for 64% and 76% of the Company’s sales for the three months ended September 30, 2010 and 2009, respectively.

One major supplier, Zhejiang Yuyang Machinery Co. Ltd. accounted for approximately 20% and 28% of the Company’s total purchases for the three months ended September 30, 2010 and 2009, respectively.
.
Note 14 – Supplemental Disclosure of Cash Flow Information

	For the Three Months Ended September 30,
	2010	2009

Cash paid for interest	$19,468	$24,774
Cash paid for income taxes	$117,367	$42,642

Note 15 – Earnings (Loss) Per Share

The Company presents earnings (loss) per share on a basic and diluted basis. Basic earnings (loss) per share have been computed by dividing net earnings by the weighted average number of shares outstanding. Diluted earnings (loss) per share has been computed by dividing net earnings by the weighted average number of shares outstanding including the dilutive effect of equity securities.. The weighted average number of shares calculated for Diluted EPS excludes the potential common stock that would be exercised under the options granted to employees and warrants granted to agents because of their anti-dilutive effect.

	Three Months Ended September 30,
	2010	2009

Net income (loss) attributable to Zhongchai Machinery, Inc.	$511,210	$(28,355)

Weighted average common shares (denominator for basic loss per share)	27,613,019	27,613,019

Effect of dilutive securities:	270,314	-

Weighted average common shares (denominator for diluted loss per share)	27,883,333	27,613,019

Basic net income (loss) per share	$0.02	$(0.00)
Diluted net income (loss) per share	$0.02	$(0.00)

Note 16 – Share-Based Payments

On July 7, 2010, the Company issued 1,300,000 options to its employees that shall vest over three years with a life of five years. The grant date fair value was $0.003729 based on the following assumptions: volatility of 10%, risk free interest rate of 1.76%, dividend yield of 0%, and expected life of 5 years. No estimate of forfeitures was made as the Company has a short history of granting options. For the three months ended September 30, 2010, the Company recorded approximately $2,353 of stock-based compensation cost.

The fair value of the options was determined based on the number of shares granted and the quoted price of the Company’s common stock on the grant. The fair value of stock-based compensation was determined using the Black-Scholes model.

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

Note 18 – Subsequent Events

On October 1, 2010, the company entered into a consulting agreement with Mr. Larry Chin. Pursuant to the agreement, in exchange for the consulting service provided by Mr. Chin, upon the approval of the Board of Directors and the closing of recent fund raising, the Company will grant incentive stock purchase options to Mr. Chin to purchase 300,000 shares of the company’s common stock at an exercise price of $0.50 per share. These options shall vest over thirty-six months with a life of five years.

Item 2   Management’s Discussion and Analysis of Financial Condition and Results of Operations or Plan of Operations.

Zhongchai Machinery, Inc. (“Zhongchai”), a Nevada corporation, does business through its subsidiary, Zhongchai Holding (Hong Kong) Limited, a Hong Kong company (“Zhongchai Holding”), which in turn operates through Zhejiang ZhongChai Machinery Co., Ltd. (the “Zhongchai China”), a wholly owned established under the laws of the People’s Republic of China (the “PRC” or “China”), Zhejiang Shengte Transmission Co., Ltd. (“Shengte”) a company established under the laws of the PRC and wholly owned by Zhongchai China, and Xinchang Xian Lisheng Machinery Co., Ltd. (“Lisheng”), a company established under the laws of the PRC and 60% owned by Zhongchai China.  Through its operating subsidiaries, Zhongchai is currently engaged in the manufacturing and sale of drivetrain products, such as gears, transmission gearboxes, and drive axels in China.

Results of Operations

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Sales

Sales increased by $2,035,139 or 104% to $3,983,545 for the three months ended September 30, 2010 compared to $1,948,406 for the three months ended September 30, 2009. Sales for the three months ended September 30, 2010 consisted mainly the sales of gears and transmission gearboxes in China. The increase in gear and transmission gearbox sales was attributable to the continued increasing of the Company’s production capabilities, increase sales and an increased share of the market due to the recognition of the Company and its products.

Cost of Sales and Gross Profit Margin

Cost of sales was $2,972,551 for the three months ended September 30, 2010, increasing by $1,429,377, or 93%, from $1,543,174 for the three months ended September 30, 2009. The gross profit margin was approximately 25% for the three months ended September 30, 2010, compared to approximately 21% for the three months ended September 30, 2009. The increase in gross profit margin in this quarter as compared to the same period in the prior fiscal year was attributable mainly to the decrease in transmission gearbox unit cost and therefore the increase in transmission gearbox margin after the expansion in transmission gearbox production capacity and sales.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consisted primarily of labor costs and overhead costs for sales, marketing, finance, legal, human resources and general management. Such costs also include the expenses recognized for stock-based compensation pursuant to SFAS 123R (ASC 718).

SG&A expenses increased by $204 to $344,444 in the three months ended September 30, 2010, from $344,240 in three months ended September 30, 2009. The increase of SG&A was minimal. Even though the sales have increased 104%, SG&A expenses are almost remained the same compared to the amount at September 30, 2009. There were no significant cost increases in administration, sales, and professional services.

Net Income (Loss)

Net income was $511,210 in three months ended September 30, 2010, compared to a net loss of $28,355 in the three months ended September 30, 2009. The increase of net income in the quarter is mainly attributable to increased sales and gross profit.

Accounts Receivable

Accounts receivable were $3,804,123 after reduction of $46,039 for doubtful accounts at September 30, 2010, compared to accounts receivable of $3,618,030 after reduction of $37,670 for doubtful accounts at June 30, 2010. The increase in the amount of accounts receivable is mainly attributable to the increased sales of the Company during the period reported upon. The payment term for sold products usually is 60-90 days, and, to date, the Company’s experience is that the accounts receivable are within the payment terms.

Note Receivable

Notes receivable were $460,956 at September 30, 2010, compared to $463,465 at June 30, 2010. The change in the amount was minimal. Of the total amount, $22,500 was an unpaid balance on promissory notes due from two individuals, and $438,456 was from product sales to customers using bank accepted forward drafts.

Foreign Currency Translation

All foreign currency assets and liabilities are translated at the period-end exchange rate and all revenues and expenses are translated at the average exchange rate for the period. The effects of translating the financial statements of foreign subsidiaries into U.S. Dollars are reported as a cumulative translation adjustment, a separate component of comprehensive income in stockholder's equity. As the exchange rate between CNY to USD is significantly increasing during the three months ended September 30, 2010, the company recorded a comprehensive income $229,804.

Liquidity and Capital Resources

As of September 30, 2010, Zhongchai had current assets equal to $8,714,043, current liabilities equal to $9,455,517 and working capital shortage is about $741,474. Zhongchai believes that it shall have sufficient operating capital for its current operations by increasing current bank loans. Zhongchai believes that it shall have sufficient bank credit to increase current loan level.

Operating Activities

Net cash provided by operating activities was approximately $0.26 million for the three months ended September 30, 2010, as compared to $0.03 million net cash used in operating activities for the same period in the prior fiscal year. The change was because the increase of $0.14 million in notes receivable-trade, and $0.23 million in other current liabilities during the three-month period.

Investing Activities

Net cash used in investing activities was $0.86 million for the three-month period ended September 30, 2010, decreased from $2.32 million for the same period in fiscal year 2009. The decrease was mainly due to $2.2 million advance payment made during the last three-month period ended September 30, 2009. The advance payment was made by the Zhongchai China to Xinchai Holdings, for the purchase of land use rights and building for Zhongchai China’s future expansion of its production capabilities.

 Financing Activities

Net cash provided by financing activities was $44,370 for the three-month period ended September 30, 2010, which was an additional loan from a bank which has a annual fixed interest rate of 5.31%, and the loan is due on September 20, 2011. With this additional loan, the total outstanding loan from the bank is $1,497,000.

Other Current Liabilities

On September 30, 2010, the other current liabilities are $3,556,299, which consists of $2,600,000 due to Keyi for the purchase of the residual 25% equity of Zhejiang Zhongchai and $432,522 due to Keyi from the Shengte acquisition in July 2007, There are no any interest charges and penalties due related to these liabilities. The payment of $2,600,000 is due on December 31, 2010. The other current liabilities of $523,777 are as follows:

Professional Fees	$123,240
Accrued Consulting Fees	$97,443
Tax Payment	$82,690
Pre-allocated Warranty Expenses	$74,850
Pension Payment	$3,487
Employee Rent Withhold	$2,974
Rent Payment	$27,440
Working Meal Payment	$825
Working Cloth Deposit	$1,916
Other Trade Related Payments	$108,912
Total	$523,777

As Zhongchai expands its operations and considers additional acquisitions of private companies and divisions or product lines, it may require additional capital for its business development and operations.  Zhongchai does not have any specific sources of capital at this time; therefore, it would need to find additional funding for its capitalization needs.  Such capital may be in the form of either debt or equity or a combination.  To the extent that financing is in the form of debt, it is anticipated that the terms will include various restrictive covenants, affirmative covenants and credit enhancements such as guarantees or security interests.  The terms of any proposed financing may not be acceptable to Zhongchai.  There is no assurance that funding will be identified or accepted by Zhongchai or, that if offered, it will be concluded.

Off-Balance Sheet Arrangements

The Company does not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Critical Accounting Policies and Estimates

Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended June 30, 2010, for disclosures regarding Zhongchai Machinery, Inc.’s critical accounting policies and estimates.  The interim financial statements follow the same accounting policies and methods of computations as those for the year ended June 30, 2009.  There were no new accounting policies and estimates during the period ended September 30, 2010 which affects the Company.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.  Controls and Procedures.

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, the Chief Executive Officer and Acting Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 5.   Exhibits.

Exhibit	Description

*31.1	Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Peter Wang

*32.1	Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Peter Wang

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ZHONGCHAI MACHINERY, INC.

By:	/s/ Peter Wang
Name: Peter Wang
Title: President & Acting Chief Financial Officer

Date: November 15, 2010