Form 10-K/A
period 2010-06-30
Zhongchai Machinery, Inc.
filed 2010-12-13
CIK 1006840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K/A

☒           Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: June 30, 2010

☐           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______________to ______________

Commission File Number 000-31091

ZHONGCHAI MACHINERY, INC.
(Exact Name of Registrant as Specified in Its Charter)

NEVADA	33-0652593
(State of Incorporation)	(I.R.S. Employer I.D. Number)

224 Tianmushan Road,
Zhongrong Chengshi Huayuan 5-1-602,	310007
Hangzhou, P.R. China	(zip code)
(Address of principal executive offices)

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

State the number of shares outstanding of each of the issuer’s classes of common equity: 27,613,019 as of December 9, 2010.

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

EXPLANATORY NOTE

This amendment to the Annual Report on Form 10-K is being filed to expand the disclosure in Legal Proceedings and Management’s Discussion and Analysis, to change certain catagorizations of items in the Consolidated Balance Sheet and Cash Flow Statement and to expand Notes 4 and 5 to the notes to the financial statements.

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

Name of Major Customers	Percentage of Total Revenue in 2010 (fiscal year)
Zhejiang Xinchai Co., Ltd.	39.5%
Lonking (Shanghai) Forklift Co., Ltd.	25.2%
Hangcha Forklift Co., Ltd.	6.3%
Xiamen Xiagong Machinery Co., Ltd.	5.0%
Hunan Sunway Machinery Co., Ltd.	4.1%
Zhejiang Hengchun Machinery Co., Ltd.	3.0%
Hangzhou Global Friend Precision Machinery Co., Ltd.	2.8%
Shandong Guangming Machinery Co., Ltd.	2.6%
Anhui Hecha Forklift Co., Ltd.	1.8%
Ningbo Ruyi Joint Stock Co., Ltd.	1.8%
Total	92.1%

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

In connection with the purchase by Ruihua of the shares sold to it as part of the settlement of the above described action, Ruihua also bought shares from another shareholder who was not a party to the action.  As a result of the two share acquisitions, Ruihua acquired a total of 17,431,104 shares, currently representing 61.88% of the issued and outstanding shares of common stock of the Company.  Ruihua does not have any registration rights with respect to the shares or other provisions related to control of the Company, such as the right to have specific representation on the board of directors or nominate potential directors for election, other than their rights as a shareholder under the certificate of incorporation and by laws of the Company and under the provisions of Nevada law and the United States securities laws. No change of control was consummated as a result of the above mentioned share purchase by Ruihua.

There was no accounting impact on the Company because the purchases by Ruihua as a third-party were of issued and outstanding shares.

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

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year
Year Ended June 30, 2010
Revenues	$1,948,406	1,889,823	3,202,350	3,943,221	$10,983,800
Gross profit	$405,232	406,470	747,397	1,065,215	$2,624,314
Net loss/Net Income	$(28,355)	46,332	263,861	790,567	$1,072,405
Loss per common share - basic and diluted	$(0.00)	0.00	0.01	0.03	$0.04

Year Ended June 30, 2009
Revenues	$1,186,570	820,527	976,967	1,939,854	$4,923,918
Gross profit	$334,483	126,630	206,421	416,895	$1,084,429
Net loss	$(130,538)	(366,701)	(319,817)	(315,134)	$(1,132,190)
Loss per common share -basic and diluted	$(0.00)	(0.01)	(0.01)	(0.01)	$(0.04)

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

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

Operating Results

The Fiscal Year Ended June 30, 2010 Compared to the Fiscal Year Ended June 30, 2009

Revenue

Revenue increased by $6,059,882 or 123% to $10,983,800 for the year ended June 30, 2010, compared with $4,923,918, for the fiscal year ended June 30, 2009. Revenue for the year ended June 30, 2010, consisted of sales of gears and transmission gearboxes in China, for $5,061,608 and $5,922,192, respectively. The increase in gears and gearboxes sales in fiscal 2010 compared to the 2009 fiscal year was attributable to the Company’s expansion of its production capacity, the completion of new products and introduction of them into the market and the successful continued marketing efforts. Management believes that the overall economic recovery and economic stimulus efforts by the Chinese government has generated an expansive business climate which has created an environment conducive to sales by the Company. Management believes that the Chinese GDP will continue to grow at a robust rate over the next few years, which will have a beneficial effect on overall industrial development within the country, which can be expected to generate demand for the products that the Company sells.

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

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the company generally consist labor cost and related overhead costs for sales, marketing, finance, legal, human resources and general management. They also include the expenses recognized for stock-based compensation pursuant to FAS 123(R).

SG&A expenses decreased by $760,796 to $1,287,359 in the year ended June 30, 2010, from $2,048,155 in year ended June 30, 2009. SG&A expenses for fiscal years 2010 and 2009 mainly consist of selling expenses, research and development, labor costs and costs related to being a public company, including professional services related to auditing, legal and other services.   .

The decrease in SG&A expenses from 2009 fiscal year to 2010 fiscal year was mainly attributable to (i) a reduction in legal expenses of about $212,649 as a result of settling litigation in 2009, no continuing legal expenses for disposal of IBC Automotive and no continuing legal expenses for attempted restructuring, (ii) the disposal of IBC Automotive which resulted in a reduction of about $213,902 of associated SG&A expenses, and (iii) a reduction in certain promotion and research and development related expenses of $ 110,458. The promotion and research and development expenses fell by 31.05%, because product development for certain gearbox products was completed in fiscal year 2009 and as a result there were no continuing costs. The decrease was also due to savings from the consolidation of Shengte of $48,539. The Company reduced its personal count at the corporate level and implemented cost cutting measures in the fiscal year 2010, resulting in a reduction of payroll expense of approximately $152,790.  There was a non-cash expense of $63,606 recognized for stock based compensation related to stock options and warrants granted in the period pursuant to SFAS 123(R), however, this was less than in fiscal year 2009 by approximately $45,183.

 Notwithstanding the overall decrease in expenses, there was an increase in SG&A expenses for Zhongchai China of about $81,896 to $636,837 in the year ended June 30, 2010, from $554,941 in fiscal year 2009, or 14.76%. This increase is mainly caused by the increase of production scale of Zhongchai China. Management believes that the SG&A of Zhongchai China will continue to increase as the production scale of Zhongchai China increases. Even though, the R&D expenses were decreased in fiscal year 2010, the management believes that it also will increase as the Company seeks to develop and introduce more new products in the near future.

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

Liquidity and Capital Resources

As of June 30, 2010, Zhongchai China had assets equal to $19,896,194 that primarily was comprised of cash and cash equivalents and restricted cash of $1,586,407, net of account receivables, notes receivable and other receivables of $4,191,626, inventory of $2,680,666, and an advance payment of $4,993,607.  The advance payment $ 4,577,495 represented an advance payment made by the Zhongchai China to Zhejiang Xinchai Holdings Co., Ltd. ("Xinchai Holdings"), for purchase of the land use right and plant building for Zhongchai China’s future production expansion. Zhongchai’s current liabilities as of June 30, 2010 were $9,003,684, which primarily were comprised of trade accounts payable and accrued expenses, notes payable, short-term loan and other payable. The $2.6 million due to Keyi to purchase the remaining 25% of non-controlling interests of Zhongchai China has been extended to the end of 2010. The Company anticipates being able to finance this obligation through either equity financing, subsidiary dividend, or a bank loan. At June 30, 2010, Zhongchai had a working capital shortage of about $511,853. Zhongchai believes that it will have sufficient working capital for its current operations by increasing current bank loans. Zhongchai believes that it has sufficient bank credit to increase current loan levels.

Consolidated Statements of Cash Flows

	Year ended June 30
Statements of Cash Flows	2010	2009
Net cash provided by operating activities	1,357,047	1,439,627
Net cash used in investing activities	(3,085,822)	(604,777)
Net cash provided by (used in) financing activities	(777,351)	2,197,500
Effect of foreign currency translation on cash	10,956	1,444
L Net increase (decrease) in cash and cash equivalents and restricted cash	(2,495,170)	3,033,794

Net cash provided by operating activities decreased by $82,580 or 5.74% to $1,357,047 for the year ended June 30, 2010 compared with $1,439,627 for the year ended June 30, 2009. The change in the amount was minimal.

Net cash used in investing activities increased by $2,481,045 to $3,085,822for the year ended June 30, 2010, compared with $604,777 for the year ended June 30, 2009. This was attribute to advance payment about $2.6 million for purchase of land use rights and building.

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

/s/ Patrizio & Zhao, LLC

Parsippany, New Jersey
September 07, 2010
(Except for Note 18, as to which the date is December 10, 2010)

ZHONGCHAI MACHINERY, INC.

Consolidated Balance Sheets

	June 30, 2010	June 30, 2009
Assets
Current assets:
Cash and cash equivalents	$1,495,597	$3,990,767
Restricted cash	90,810	315,151
Accounts receivable, net of allowance for doubtful accounts of $37,670	3,618,030	1,540,402
and $7,732 at June 30, 2010 and 2009, respectively
Inventory	2,680,666	1,568,445
Notes receivable	463,465	448,655
Advance payments-trade	33,132	2,988,235
Other current assets	110,131	115,266

Total current assets	8,491,831	10,966,921

Property and equipment, net	3,017,569	2,662,924

Goodwill	3,425,868	3,407,262

Advance payments-non current portion	4,960,475

Other assets:	451	65,575

Total assets	$19,896,194	$17,102,682

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$3,504,923	$1,562,217
Trade notes payable	142,365	315,151
Short-term bank loans	1,428,810	2,197,500
Taxes payable	224,108	54,292
Dividend payable	381,201	-
Other current liabilities	3,322,277	635,408
Total current liabilities	9,003,684	4,764,568

Total liabilities	9,003,684	4,764,568

Stockholders’ equity:
Common stock, $.001 par value, 500,000,000 shares authorized,
27,613,019 and 27,613,019 shares issued and outstanding at
June 30, 2010 and 2009, respectively	27,613	27,613
Stock subscription receivable	(33,120)	(33,120)
Additional paid-in capital	16,484,097	16,484,097
Statutory reserves	315,152	124,460
Retained earnings (Accumulated deficit)	(7,558,542)	(8,440,255)
Accumulated other comprehensive income	1,361,646	1,415,474
Total stockholders’ equity	10,596,846	9,578,269

Noncontrolling interest	295,664	2,759,845

Total equity	10,892,510	12,338,114

Total liabilities and equity	$19,896,194	$17,102,682

ZHONGCHAI MACHINERY, INC.

Consolidated Statements of Operations and Comprehensive Income (Loss)

	For the Years Ended June 30,
	2010	2009

Sales	$10,983,800	$4,923,918

Cost of sales	8,359,486	3,839,489

Gross profit	2,624,314	1,084,429

Operating expenses
Selling, general and administrative	1,287,359	2,048,155

Income (loss) from operations	1,336,955	(963,726)

Other income (expenses):
Interest income (expense), net	(82,096)	16,145
Other income, net	345,867	138,697
Loss on disposal of a subsidiary-IBC	-	(220,782)
Total other income (expenses)	263,771	(65,940)

Income (loss) before provision for income taxes	1,600,726	(1,029,666)

Provision for income taxes	264,418	57,246

Net income (loss)	1,336,308	(1,086,912)

Less: Net income attributable to noncontrolling interest	263,903	45,278

Net income (loss) attributable to Zhongchai Machinery, Inc.	1,072,405	(1,132,190)

Other comprehensive income (loss)
Foreign currency translation adjustment	(53,828)	42,646

Comprehensive income (loss)	$1,018,577	$(1,089,544)

Earnings (loss) per common share:
Basic	$0.04	$(0.04)
Diluted	$0.04	$(0.04)

Weighted average number of common shares outstanding:
Basic	27,613,019	28,146,164
Diluted	27,613,019	28,146,164

ZHONGCHAI MACHINERY, INC.

Consolidated Statements of Stockholders’ Equity

							Accumulated
			Stock	Additional		Retained	Other	Total
	Common Stock		Subscriptions	Paid-in	Statutory	Earnings	Comprehensive	Stockholders’
	Shares	Amount	Receivable	Capital	Reserves	(Deficit)	Income	Equity

Balance June 1, 2008	28,169,013	$28,169	$(32,400)	$16,516,901	$62,253	$(7,245,858)	$1,372,828	$10,701,893

Cancellation of common stock	(555,994)	(556)	-	(32,804)	-	-	-	(33,360)

Shareholder Contribution	-	-	(720)	-	-	-	-	(720)

Net Loss	-	-	-	-	-	(1,132,190)	-	(1,132,190)

Statutory reserves	-	-	-	-	62,207	(62,207)	-	-

Foreign Currency Translation	-	-	-	-	-	-	42,646	42,646

Balance June 30, 2009	27,613,019	$27,613	$(33,120)	$16,484,097	$124,460	$(8,440,255)	$1,415,474	$9,578,269

Net Income	-	-	-	-	-	1,072,405	-	1,072,405

Statutory reserves	-	-	-	-	190,692	(190,692)	-	-

Foreign Currency Translation	-	-	-	-	-	-	(53,828)	(53,828)

Balance June 30, 2010	27,613,019	$27,613	$(33,120)	$16,484,097	$315,152	$(7,558,542)	$1,361,646	$10,596,846

ZHONGCHAI MACHINERY, INC.

Consolidated Statements of Cash Flows

	For the Years Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$1,072,405	$(1,132,190)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Noncontrolling interest	263,903	45,278
Depreciation and amortization	323,734	215,844
Loss on disposal of assets	4,847	-
Provision for bad debts	29,768	92,017
Stock based compensation	63,606	108,789
Non-cash payments of rent	-	3,750
Loss on disposal of a subsidiary-IBC	-	390,431
Changes in assets and liabilities:
Change in restricted cash	225,094	(315,151)
Accounts receivable	(2,090,134)	(1,154,135)
Inventory	(1,098,936)	(322,261)
Notes receivable - trade	(47,470)	(95,257)
Advance payments	600,846	2,091,724
Other current assets	3,902	184,912
Accounts payable and accrued expenses	1,926,414	838,019
Trade notes payable	(173,760)	315,151
Taxes payable	168,795	54,145
Other current liabilities	84,033	118,561
Total adjustments	284,642	2,571,817

Net cash provided by operating activities	1,357,047	1,439,627

Cash flows from investing activities:
Notes receivable - other	35,000	(57,500)
Advance payments for purchase of land use rights and building	(2,581,392)	-
Additions to property and equipment	(393,720)	(368,312)
Additions to construction in progress	(272,436)	-
Proceeds from Minority-40% equity of Lisheng	293,340	-
Adjustment in the distribution of dividends	(166,614)
Loss on disposal of a subsidiary –IBC, net of cash	-	(178,965)

Net cash used in investing activities	(3,085,822)	(604,777)

Cash flows from financing activities:
Proceeds from (repayments of) short-term bank loans	(777,351)	2,197,500

Net cash provided by (used in) financing activities	(777,351)	2,197,500

Effect of foreign currency translation on cash	10,956	1,444

Net increase (decrease) in cash and cash equivalents	(2,495,170)	3,033,794

Cash and cash equivalents at beginning of year	3,990,767	956,973

Cash and cash equivalents at end of year	$1,495,597	$3,990,767

Supplemental Schedule of Non Cash Activity
Other current liability for noncontrolling interest ownership buyback	$2,600,000	$-

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

Long-Lived Assets

In accordance with ASC Topic 360-10-35, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews the recoverability of its long-lived assets on a periodic basis in order to identify business conditions, which may indicate a possible impairment. The assessment for potential impairment is based primarily on the Company’s ability to recover the carrying value of its long-lived assets from expected future undiscounted cash flows. If the total of the expected future undiscounted cash flows is less than the total carrying value of the assets, a loss is recognized for the difference between the fair value (computed based upon the expected future undiscounted cash flows) and the carrying value of the assets.

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

Note 4 – Inventory

Inventory at June 30, 2010 and 2009 by product type:

	June 30, 2010	June 30, 2009
Gears products	$1,372,326	$885,559
Gearbox products	$1,307,940	$680,317
Others	$400	$2,569
Total	$2,680,666	$1,568,445

Inventory consisting raw materials, labor and manufacturing overhead at June 30, 2010 and 2009 consists of the following:

	June 30, 2010	June 30, 2009
Raw materials	$896,273	$676,471
Work in process	$487,235	$273,566
Finished goods	$1,297,158	$618,408
Total	$2,680,666	$1,568,445

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

Note 6 – Property and Equipment

Property and equipment at June 30, 2010 and June 30, 2009 consists of the following:

	June 30, 2010	June 30, 2009
Manufacturing equipment	$3,272,563	$2,923,420
Office equipment and furniture	51,306	56,597
Vehicles	122,965	62,039
Subtotal	3,446,834	3,042,056
Less: Accumulated depreciation	702,871	379,132
	2,743,963	2,662,924
Add: Construction in progress	273,606	-

Total	$3,017,569	$2,662,924

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

	For the Year Ended June 30,
	2010	2009

Net income (loss)	$1,072,405	$(1,132,190)

Weighted average common shares	27,613,019	28,146,164
(denominator for basic loss per share)

Effect of dilutive securities:	-	-

Weighted average common shares	27,613,019	28,146,164
(denominator for diluted loss per share)

Basic net income (loss) per share	$0.04	$(0.04)
Diluted net income (loss) per share	$0.04	$(0.04)

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

Note 18 – Legal Proceedings

On November 6, 2008, a group of the investors filed a law suit in federal court in New York against the Company, Usunco Automotive Ltd., Mr. Peter Wang and vFinance Investment, Inc. based on alleged violations of the Securities Exchange Act of 1934 and Rule 10b-5, fraud, fraudulent inducement, professional malpractice and negligent misrepresentation arising out of the private placement closed on March 7, 2007. In July 2009, the Company and Mr. Peter Wang agreed upon the terms of a settlement agreement to the above described law suit.  The settlement agreement provided (i) for a third party, Ruihua International Limited ("Ruihua"), to purchase all the shares of common stock of the Company owned and held by the plaintiffs, (ii) upon the purchase of the shares, for the Company and Mr. Wang and each of the plaintiffs to exchange general mutual releases as to all matters arising concerning the plaintiffs' purchase and holding of the common shares of the Company, and (iii) for a stipulation to dismiss the action.  The settlement agreement was consummated on July 31, 2009.  The action was discontinued with prejudice by stipulation among all the parties which was signed and filed on July 31, 2009, and the stipulation was "so ordered" by the court on August 4, 2009.

In connection with the purchase by Ruihua of the shares sold to it as part of the settlement of the above described action, Ruihua also bought shares from another shareholder who was not a party to the action.  As a result of the two share acquisitions, Ruihua acquired a total of 17,431,104 shares, currently representing 61.88% of the issued and outstanding shares of common stock of the Company.  Ruihua does not have any registration rights with respect to the shares or other provisions related to control of the Company, such as the right to have specific representation on the board of directors or nominate potential directors for election, other than their rights as a shareholder under the certificate of incorporation and by laws of the Company and under the provisions of Nevada law and the United States securities laws. No change of control was consummated as a result of the above mentioned share purchase by Ruihua.

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

NOTE 20 – Subsequent Events

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Amended Report to be signed on its behalf by the undersigned thereunto duly authorized on December 9, 2010.

ZHONGCHAI MACHINERY, INC.

By:	/s/ Peter Wang
Peter Wang
President

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Capacities	Date

/s/ Peter Wang	Chairman, President and acting Chief Financial Officer (Principal	December 9, 2010
Peter Wang	Executive and Accounting Officer)

/s/ Rong Shi	Director	December 9, 2010
Rong Shi

/s/ Chris Chen	Director	December 9, 2010
Chris Chen