Form 10-Q
period 2010-12-31
Zhongchai Machinery, Inc.
filed 2011-02-11
CIK 1006840

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 27,613,019 shares of common stock, par value $.001 per share, outstanding as of December 31, 2010.

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

ZHONGCHAI MACHINERY, INC.

Consolidated Balance Sheets
(Unaudited)
	December 31,	June 30,
	2010	2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,929,108	$1,495,597
Restricted cash	1,364,086	90,810
Accounts receivable, net of allowance for doubtful accounts of $46,039 and $37,670 at September 30, 2010 and June 30, 2010, respectively	2,751,677	3,618,030
Inventories	3,676,790	2,680,666
Notes receivable	3,772,549	463,465
Advance payments	563,863	33,132
Other current assets	346,540	110,131
Total current assets	16,404,613	8,491,831

Property and equipment, net	4,009,375	3,017,569

Goodwill	3,528,202	3,425,868

Advance payments – non current portion	4,103,810	4,960,475

Other assets	0	451

Total assets	$28,046,000	$19,896,194

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$4,545,354	$3,504,923
Trade notes payable	3,331,067	142,365
Short-term bank loans	5,876,710	1,428,810
Taxes payable	248,842	224,108
Dividend payable	387,425	381,201
Other current liabilities	1,269,054	3,322,277
Total current liabilities	15,658,452	9,003,684

Total liabilities	15,658,452	9,003,684

Equity
Stockholders’ equity:
Common stock, $.001 par value, 500,000,000 shares authorized, 27,613,019 shares issued and outstanding at September 30, 2010 and June 30, 2010, respectively	27,613	27,613
Stock subscription receivable	(33,120)	(33,120)
Additional paid-in capital	16,487,486	16,484,097
Statutory reserves	315,152	315,152
Accumulated deficit	(6,487,773)	(7,558,542)
Accumulated other comprehensive income	1,782,301	1,361,646
Total stockholders’ equity	12,091,659	10,596,846

Noncontrolling interest	295,889	295,664

Total equity	12,387,548	10,892,510

Total liabilities and equity	$28,046,000	$19,896,194

The accompanying notes are an integral part of these consolidated financial statements.

ZHONGCHAI MACHINERY, INC.

Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009

Sales	$4,750,859	$1,889,823	$8,734,404	$3,838,229

Cost of sales	3,497,710	1,483,353	6,470,261	3,026,527

Gross profit	1,253,149	406,470	2,264,143	811,702

Operating expenses
Selling, general and administrative	604,411	287,950	948,855	632,190

Income from operations	648,738	118,520	1,315,288	179,512

Other income (expenses):
Interest income (expenses), net	(186,783)	(15,502)	(202,738)	(34,269)
Other income, net	108,247	36,069	143,099	40,309
Total other income	(78,536)	20,567	(59,639)	6,040

Income (loss) before provision for income taxes	570,202	139,087	1,255,649	185,552

Provision for income taxes	10,595	31,588	184,655	67,093

Net income	559,607	107,499	1,070,994	118,459

Less: Noncontrolling interest	48	61,167	225	100,482

Net income attributable to Zhongchai Machinery, Inc.	559,559	46,332	1,070,769	17,977

Other comprehensive income
Foreign currency translation adjustment	190,851	56	420,655	16,918

Comprehensive income (loss)	$750,410	$46,388	$1,491,424	$34,895

Loss per common share:
Basic	$0.02	$0.00	$0.04	$0.00
Diluted	$0.02	$0.00	$0.04	$0.00

Weighted average number of common shares outstanding:
Basic	27,613,019	27,613,019	27,613,019	27,613,019
Diluted	27,947,203	27,613,019	27,899,037	27,613,019

The accompanying notes are an integral part of these consolidated financial statements.

ZHONGCHAI MACHINERY, INC.

Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	December 31,
	2010	2009
Cash flows from operating activities:
Net income	$1,070,769	$17,977
Adjustments to reconcile net income to net cash Provided by (used in) operating activities:
Noncontrolling interest	225	100,482
Depreciation and amortization	175,447	148,156
Loss on disposal of fixed assets		4,846
Provision for bad debts	(21,317)	1,604
Share-based payments	3,389	54,395
Changes in assets and liabilities:
Restricted cash	(1,259,843)	172,118
Accounts receivable	987,522	(86,738)
Inventory	(908,321)	(597,283)
Notes receivable-trade	(3,290,413)	13,573
Advance payments	(134,179)	(8,804)
Other assets	(232,760)	(474,263)
Accounts payable and accrued expenses	929,980	641,186
Trade notes payable	3,157,579	(172,478)
Taxes payable	17,887	(48,124)
Other current liabilities	(2,223,703)	93,208
Total adjustments	(2,798,507)	(158,122)

Net cash used in operating activities	(1,727,738)	(140,145)

Cash flows from investing activities:
Advance payments for purchase of equipment	(1,726,242)	(49,858)
Advance payments for purchase of land use rights and building	2,331,510	(2,199,600)
Additions to property and equipment	(1,069,057)	(311,472)
Proceeds from notes receivable	22,500	10,000

Net cash used in investing activities	(441,289)	(2,550,930)

Cash flows from financing activities:
Proceeds from (repayment for) short-term bank loans	4,541,176	(777,192)
Contribution from minority shareholders	-	293,280

Net cash Provided by (used in) financing activities	4,541,176	(483,912)

Effect of foreign currency translation on cash	61,362	4,219

Net decrease in cash and cash equivalents and restricted cash	2,433,511	(3,170,768)

Cash and cash equivalents and restricted cash– beginning	1,495,597	3,990,767

Cash and cash equivalents and restricted cash – ending	$3,929,108	$819,999

The accompanying notes are an integral part of these consolidated financial statements.

ZHONGCHAI MACHINERY, INC.
Notes to Consolidated Financial Statements
(Unaudited)

ZHONGCHAI MACHINERY, INC.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009
(Unaudited)

Note 1 – Organization and Nature of Business

Zhongchai Machinery, Inc. (“Zhongchai Machinery” or “the Company”) (Formerly “Equicap, Inc.”), a Nevada corporation, is a manufacturer and distributor of gears and gearboxes and drive axles that are marketed and sold to equipment manufacturers in China.

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
(Unaudited)

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

In preparing the accompanying unaudited consolidated financial statements, we evaluated the period from December 31, 2010 through the date the financial statements were issued, for material subsequent events requiring recognition or disclosure. No such events were identified for this period.

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

Reclassification

Certain amounts as of June 30, 2010 and December 31, 2010 were reclassified for presentation purposes.

ZHONGCHAI MACHINERY, INC.
Notes to Consolidated Financial Statements
(Unaudited)

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

The balance of allowance for doubtful accounts amounted to $17,297 and $37,670 as of December 31, 2010 and June 30, 2010, respectively.

Note 4 – Inventory

Inventory as of December 31, 2010 and June 30, 2010 consists of the following:
:

	December 31, 2010	June 30, 2010

By Type
Gears products	$1,991,372	$1,372,326
Gearbox products	1,657,053	1,307,940
Transaxles products	28,365	-
Other	-	400
Total	$3,676,790	$2,680,666

	December 31, 2010	June 30, 2010
By Category:
Raw materials	$1,524,723	$896,273
Work in process	518,908	487,235
Finished goods	1,633,159	1,297,158
Total	$3,676,790	$2,680,666

Note 5 –Notes Receivable

Notes receivable as of December 31, 2010 and June 30, 2010 consists of the following:

	December 31,2010	June 30, 2010

Notes receivable-trade	$3,772,549	$440,965
Notes receivable-other	-	22,500

Total	$3,772,549	$463,465

Note 6 – Advance Payments

Advance payments as of December 31, 2010 and June 30, 2010 consists of the following:

	December 31,2010	June 30, 2010

Inventory	$563,863	$33,132
Equipment	1,740,931	-
Land use rights and buildings	2,362,879	4,960,475
Total	4,667,673	4,993,607
Less: Current portion	563,863	33,132

Total non current portion	$4,103,810	$4,960,475

ZHONGCHAI MACHINERY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
Note 7 – Property and Equipment

Property and equipment as of December 31, 2010 and June 30, 2010 consists of the following:

	December 31,	June 30,
	2010	2010

Manufacturing equipment	$3,792,439	$3,272,563
Office equipment and furniture	56,978	51,306
Vehicles	126,638	122,965
Subtotal	3,976,055	3,446,834
Less: Accumulated depreciation	900,337	702,871
	3,075,718	2,743,963
Add: Construction in progress	933,657	273,606

Total	$4,009,375	$3,017,569

Depreciation expense for the three months ended December 31, 2010 and 2009 was $90,536 and $75,728, and for the six months ended December 31, 2010 and 2009 was $174,987 and $147,618, respectively.

Note 8 – Goodwill

The following table provides information related to the carrying value of goodwill:

Balance as of June 30, 2009	$3,407,262
Goodwill acquired during the year	-
Effect of foreign currency translation	18,606
Impairment	-
Balance as of June 30, 2010	3,425,868
Goodwill acquired during the year	-
Effect of foreign currency translation	102,334
Impairment	-
Balance as of December 31, 2010	$3,528,202

Note 9 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	December 31, 2010	June 30, 2010

Accounts payable	$4,456,282	$3,419,595
Accrued expenses	89,072	85,328

Total	$4,545,354	$3,504,923

The carrying value of accounts payable and accrued expenses approximates their fair value due to the short-term nature of these obligations.

ZHONGCHAI MACHINERY, INC.
Notes to Consolidated Financial Statements
(Unaudited)

Note 10 – Short-Term Bank Loans

Short-term bank loans consist of the following:

	December 31,	June 30,
	2010	2010

On June 10, 2010, the Company obtained a loan from Agricultural Bank of China, the principal of which was paid in pull by June 10, 2011. The interest was calculated using an annual fixed interest rate of 5.31% and paid monthly. The loan was secured by a third party.	$-	$1,428,810

On September 28, 2010, the Company obtained a loan from Agricultural Bank of China, the principal of which is due on September 20, 2011. The interest is calculated using an annual fixed interest rate of 5.31% and paid monthly. The loan is secured by a third party, Zhejiang Xinchai Co., Ltd.	1,517,000	-

On November 9, 2010, the Company obtained a loan from Agricultural Bank of China, the principal of which is due on November 7, 2011.The interest is calculated using an annual fixed interest rate of 5.56% and paid monthly. The loan is secured by a third party, Zhejiang Xinchai Co., Ltd..	303,400	-

On December 2, 2010, the Company obtained a loan from Agricultural Bank of China, the principal of which is due on November 28, 2011.The interest is calculated using an annual fixed interest rate of 5.56% and paid monthly. The loan is secured by a third party, Zhejiang Xinchai Co., Ltd..	1,365,300	-

On December 29, 2010, the Company obtained a loan from Standard Chartered Bank (Hong Kong) Limited, the interest is calculated using an annual fixed interest rate of 1.98%. The principal and interest is due on December 20,2011.The interest is $ 53,701	2,691,010	-

Total short-term bank loans	$5,876,710	$1,428,810

Note 11 – Other Current Liabilities

Other current liabilities are $1,269,054 and $3,322,277 as of December 31, 2010 and June 30, 2010, respectively, approximately $438,301 and $425,588 of which represents the last payment due to Keyi for Shengte acquisition in July 2007 for both of the above mentioned periods.

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

Note 13 – Risk of Concentrations in Sales and Purchases

Two customers, Lonking (Shanghai) Forklift Co., Ltd. and Zhejiang Xinchai Co., Ltd., accounted for 34% and 27%, respectively, of the Company’s sales for the three months ended December 31, 2010. The same two customers accounted for 36% and 27%, respectively, of the Company’s sales for the six months ended December 31, 2010.

ZHONGCHAI MACHINERY, INC.
Notes to Consolidated Financial Statements
(Unaudited)

One major supplier, Zhejiang Yuyang Machinery Co. Ltd. accounted for approximately 15% and 17% of the Company’s total purchases for the three months ended December 31, 2010 and six months ended December 31,2010, respectively.

Note 14 – Supplemental Disclosure of Cash Flow Information

	For the Six Months Ended December 31,
	2010	2009

Cash paid for interest	$208,051	$43,871
Cash paid for income taxes	$119,818	$78,163

Note 15 – Earnings Per Share

The Company presents earnings per share on a basic and diluted basis. Basic earnings per share have been computed by dividing net earnings by the weighted average number of shares outstanding. Diluted earnings per share has been computed by dividing net earnings by the weighted average number of shares outstanding including the dilutive effect of equity securities.. The weighted average number of shares calculated for Diluted EPS excludes the potential common stock that would be exercised under the options granted to employees and warrants granted to agents because of their anti-dilutive effect.

	Three Months Ended December 31,
	2010	2009

Net income (loss) attributable to Zhongchai Machinery, Inc.	$559,559	$46,332

Weighted average common shares (denominator for basic loss per share)	27,613,019	27,613,019

Effect of dilutive securities:	334,184	-

Weighted average common shares (denominator for diluted loss per share)	27,947,203	27,613,019

Basic net income (loss) per share	$0.02	$(0.00)
Diluted net income (loss) per share	$0.02	$(0.00)

	Six Months Ended December 31,
	2010	2009

Net income (loss)	$1,070,769	$17,977

Weighted average common shares (denominator for basic loss per share)	27,613,019	27,613,019

Effect of dilutive securities:	286,018	-

Weighted average common shares (denominator for diluted loss per share)	27,899,037	27,613,019

Basic net income (loss) per share	$0.04	$0.00
Diluted net income (loss) per share	$0.04	$0.00

ZHONGCHAI MACHINERY, INC.
Notes to Consolidated Financial Statements
(Unaudited)

Note 16 – Share-Based Payments

On July 7, 2010, the Company issued 1,300,000 options to its employees that shall vest over three years with a life of five years. The grant date fair value was $0.003729 based on the following assumptions: volatility of 10%, risk free interest rate of 1.76%, dividend yield of 0%, and expected life of 5 years. On November 1, 2010, the Company issued 8,333 options to its consultant, Mr. Larry Chin with a life of five years and strike price of $0.50. The grant date fair value was $0.070585 based on the following assumptions: volatility of 12.81%, risk free interest rate of 1.17%, dividend yield of 0%, and expected life of 5 years. No estimate of forfeitures was made as the Company has a short history of granting options. For the six months ended December 31, 2010, the Company recorded approximately $3,389 of stock-based compensation cost.

The fair value of the options was determined based on the number of shares granted and the quoted price of the Company’s common stock on the grant. The fair value of stock-based compensation was determined using the Black-Scholes model.

Item 2   Management’s Discussion and Analysis of Financial Condition and Results of Operations or Plan of Operations.

Zhongchai Machinery, Inc. (“Zhongchai”), a Nevada corporation, does business through its subsidiary, Zhongchai Holding (Hong Kong) Limited, a Hong Kong company (“Zhongchai Holding”), which in turn operates through Zhejiang ZhongChai Machinery Co., Ltd. (the “Zhongchai China”), a wholly owned subsidiary established under the laws of the People’s Republic of China (the “PRC” or “China”), Zhejiang Shengte Transmission Co., Ltd. (“Shengte”) a company established under the laws of the PRC and wholly owned by Zhongchai China, and Xinchang Xian Lisheng Machinery Co., Ltd. (“Lisheng”), a company established under the laws of the PRC and 60% owned by Zhongchai China.  Through its wholly and partially owned operating subsidiaries, Zhongchai is currently engaged in the manufacturing and sale of drivetrain products, such as gears, transmission gearboxes, and drive axels in China.

Results of Operations

Three Months Ended December 31, 2010 Compared to Three Months Ended December 31, 2009

Sales

Sales increased by $2,861,036 or 151% to $4,750,859 for the three months ended December 31, 2010 compared to $1,889,823 for the three months ended December 31, 2009. Sales for the three months ended December 31, 2010 consisted mainly the sales of gears and transmission gearboxes in China. The increase in gear and transmission gearbox sales was attributable to the continued increasing of the Company’s production capabilities, increase sales and an increased share of the market due to the recognition of the Company and its products.

Cost of Sales and Gross Profit Margin

Cost of sales was $3,497,710 for the three months ended December 31, 2010, increasing by $2,014,357, or 136%, from $1,483,353 for the three months ended December 31, 2009. The gross profit margin was approximately 26% for the three months ended December 31, 2010, compared to approximately 22% for the three months ended December 31, 2009. The increase in gross profit margin in this quarter as compared to the same period in the prior fiscal year was attributable mainly to the decrease in transmission gearbox unit cost and therefore the increase in transmission gearbox margin after the expansion in transmission gearbox production capacity and sales.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consisted primarily of labor costs and overhead costs for sales, marketing, finance, legal, human resources and general management. Such costs also include the expenses recognized for stock-based compensation pursuant to SFAS 123R (ASC 718).

SG&A expenses increased by $316,461 to $604,411 in the three months ended December 31, 2010, from $287,950 in three months ended December 31, 2009. As the sales increased significantly, the company spent more resources in administration, sales, and professional services.

Net Income (Loss)

Net income was $559,559 in three months ended December 31, 2010, compared to a net income of $46,332 in the three months ended December 31, 2009. The increase of net income in the quarter is mainly attributable to increased sales and gross profit.

Six  Months Ended December 31, 2010 Compared to Six  Months Ended December 31, 2009

Sales

Sales increased by $4,896,175 or 128% to $8,734,404 for the six months ended December 31, 2010 compared to $3,838,229 for the six months ended December 31, 2009. Sales for the six months ended December 31, 2010 consisted mainly the sales of gears and transmission gearboxes in China. The increase in gear and transmission gearbox sales was attributable to the continued increasing of the Company’s production capabilities, increase sales and an increased share of the market due to the recognition of the Company and its products.

Cost of Sales and Gross Profit Margin

Cost of sales was $6,470,261 for the six months ended December 31, 2010, increasing by $3,443,734, or 114%, from $3,026,527 for the six months ended December 31, 2009. The gross profit margin was approximately 26% for the six months ended December 31, 2010, compared to approximately 21% for the six months ended December 31, 2009. The increase in gross profit margin in this quarter as compared to the same period in the prior fiscal year was attributable mainly to the decrease in transmission gearbox unit cost and therefore the increase in transmission gearbox margin after the expansion in transmission gearbox production capacity and sales.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consisted primarily of labor costs and overhead costs for sales, marketing, finance, legal, human resources and general management. Such costs also include the expenses recognized for stock-based compensation pursuant to SFAS 123R (ASC 718).

SG&A expenses increased by $316,665 to $948,855 in the six months ended December 31, 2010, from $632,190 in six months ended December 31, 2009. As the sales increased significantly, the company spent more resources in administration, sales, and professional services.

Net Income (Loss)

Net income was $1,070,769 in six months ended December 31, 2010, compared to a net income of $17,977 in the six months ended December 31, 2009. The increase of net income for the period is mainly attributable to increased sales and gross profit.

Accounts Receivable

Accounts receivable were $2,751,677 after a reduction of $17,297 for doubtful accounts at December 31, 2010, compared to accounts receivable of $3,618,030 after a reduction of $37,670 for doubtful accounts at June 30, 2010. The decrease in the amount of accounts receivable is mainly attributable to the Company enforcing a strict payment policy on its customers. The payment term for sold products usually is 60-90 days, and, to date, the Company’s experience is that the accounts receivable are within the payment terms.

Note Receivable

Notes receivable were $3,772,549 at December 31, 2010, compared to $463,465 at June 30, 2010. All the current note receivables are from the trade accounts. Many of the principal customers of the Company use bank accepted forward drafts to pay for their purchases. As the sales increased during the reported period, the amount of bank accepted forward drafts also increased somewhat in line with the sales increase.

Foreign Currency Translation

All foreign currency assets and liabilities are translated at the period-end exchange rate and all revenues and expenses are translated at the average exchange rate for the period. The effects of translating the financial statements of foreign subsidiaries into U.S. Dollars are reported as a cumulative translation adjustment, a separate component of comprehensive income in stockholder's equity. As the exchange rate between CNY to USD is significantly increased during the six months ended December 31, 2010, the Company recorded a comprehensive income $420,655.

Liquidity and Capital Resources

As of December 31, 2010, Zhongchai had current assets equal to $16,404,613, current liabilities equal to $15,658,452 and working capital of $746,161. Zhongchai believes that if there is no sufficient operating capital for its current operations, it will seek an increase in its credit available under current bank loans.

Operating Activities

Net cash used in operating activities was approximately $1.7 million for the six months ended December 31, 2010, as compared to $0.31 million net cash used in operating activities for the same period in the prior fiscal year. The change was due to the increase of $3.3 million in trade related notes receivables, and $2.3 million in other current liabilities during the six-month period.

Investing Activities

Net cash used in investing activities was $0.44 million for the six-month period ended December 31, 2010, a decrease from $2.11 million for the same period in fiscal year 2009. The decrease was mainly due to the $2.3 million advance payment being returned to the Company in December 2010. The advance payment was originally made by the Zhongchai China to Xinchai Holdings in 2009, for the purchase of land use rights and building for Zhongchai China’s future expansion of its production capabilities. Because there were several legal issues regarding the transferring of title of ownership, the deposit was returned; however, the Company believes that the issues shall be solved in the future and the Company will pursue title ownership.

 Financing Activities

Net cash provided by financing activities was $4.5 million for the six-month period ended December 31, 2010, which consisted of the following:  a loan from a bank with an annual fixed interest rate of 5.31% which is due on September 20, 2011; a loan from a bank with an annual fixed interest rate of 5.56% which is due on November 7, 2011; a loan from a bank with an annual fixed interest rate of 5.56% which is due on November 28, 2011; and a loan from a bank with an annual fixed interest rate of 1.98% which is due on December 20, 2011. These loans aggregated a total outstanding loan from a bank in principal amount of $5,876,710.

Other Current Liabilities

On December 31, 2010, the other current liabilities of the Company were $1,269,054, which included $438,301 due to Keyi from the Shengte acquisition in July 2007, there is no any interest charge or penalty due in respect of this liability. The remaining other current liabilities of $830,753 are as follows:

Professional Fees	$124,820
Accrued Consulting Fees	$171,950
Tax Payment	$83,794
Pre-allocated Warranty Expenses	$151,700
Pension Payment	$3,533
Employee Rent Withhold	$4,334
Working Meal Payment	$713
Working Cloth Deposit	$2,048
Other Trade Related Payments	$287,861
Total	$830,753

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

Critical Accounting Policies and Estimates

Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended June 30, 2010, for disclosures regarding Zhongchai Machinery, Inc.’s critical accounting policies and estimates.  The interim financial statements follow the same accounting policies and methods of computations as those for the year ended June 30, 2009.  There were no new accounting policies and estimates during the period ended December 31, 2010 which affects the Company.

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

Date: February 11, 2011