Form 10-Q
period 2011-03-31
Zhongchai Machinery, Inc.
filed 2011-05-13
CIK 1006840

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 27,613,019 shares of common stock, par value $.001 per share, outstanding as of May 11, 2011.

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

ZHONGCHAI MACHINERY, INC.
Consolidated Balance Sheets

	March 31,	June 30,
	2011	2010
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$4,687,656	$1,495,597
Restricted cash	1,371,280	90,810
Accounts receivable, net of allowance for doubtful accounts of $35,053	6,222,150	3,618,030
and $37,670 at March 31, 2011 and June 30, 2010, respectively
Inventory	3,920,950	2,680,666
Notes receivable	2,761,806	463,465
Advance payments	130,247	33,132
Other current assets	321,313	110,131
Total current assets	19,415,402	8,491,831

Property and equipment, net	5,791,640	3,017,569

Goodwill	3,546,808	3,425,868

Advance payments – non current portion	3,185,583	4,960,475

Other assets	-	451

Total assets	$31,939,433	$19,896,194

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$6,832,919	$3,504,923
Trade notes payable	3,428,200	142,365
Short-term bank loans	5,893,510	1,428,810
Taxes payable	395,994	224,108
Dividend payable	389,250	381,201
Other current liabilities	1,047,833	3,322,277
Total current liabilities	17,987,706	9,003,684

Total liabilities	17,987,706	9,003,684

Equity
Stockholders’ equity:
Common stock, $.001 par value, 500,000,000 shares authorized,
27,613,019 shares issued and outstanding at March 31, 2011 and
June 30, 2010, respectively	27,613	27,613
Stock subscription receivable	(33,120)	(33,120)
Additional paid-in capital	16,487,924	16,484,097
Statutory reserves	315,152	315,152
Accumulated deficit	(5,036,035)	(7,558,542)
Accumulated other comprehensive income	1,894,033	1,361,646
Total stockholders’ equity	13,655,567	10,596,846

Non-controlling interest	296,160	295,664

Total equity	13,951,727	10,892,510

Total liabilities and equity	$31,939,433	$19,896,194

The accompanying notes are an integral part of these consolidated financial statements.	2

ZHONGCHAI MACHINERY, INC.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

Sales	$7,044,067	$3,202,350	$15,778,471	$7,040,579

Cost of sales	5,128,888	2,454,953	11,599,149	5,481,480

Gross profit	1,915,179	747,397	4,179,322	1,559,099

Operating expenses
Selling, general and administrative	265,020	284,340	1,213,875	916,530

Income from operations	1,650,159	463,057	2,965,447	642,569

Other income (expenses):
Interest expense, net	(15,197)	(29,095)	(217,935)	(63,364)
Other income, net	47,564	16,289	190,663	56,598
Total other income (expenses)	32,367	(12,806)	(27,272)	(6,766)

Income before provision for income taxes	1,682,526	450,251	2,938,175	635,803

Provision for income taxes	230,742	73,448	415,397	140,541

Net income	1,451,784	376,803	2,522,778	495,262

Less: Net income attributable to noncontrolling interest	46	112,942	271	213,424

Net income attributable to Zhongchai Machinery, Inc.	1,451,738	263,861	2,522,507	281,838

Income per common share:
Basic	$0.05	$0.01	$0.09	$0.01
Diluted	$0.05	$0.01	$0.09	$0.01

Weighted average number of common shares outstanding:
Basic	27,613,019	27,613,019	27,613,019	27,613,019
Diluted	27,904,892	27,613,019	27,901,009	27,613,019

The accompanying notes are an integral part of these consolidated financial statements.	3

ZHONGCHAI MACHINERY, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2011	2010	2011	2010

Net income	$1,451,784	$376,803	$2,522,778	$495,262

Other comprehensive income
Foreign currency translation adjustment	111,732	398	532,387	16,521

Total other comprehensive income	111,732	398	532,387	16,521

Comprehensive income	1,563,516	377,201	3,055,165	511,783

Less: Comprehensive income attributable to the	46	112,942	271	213,424
noncontrolling interest

Comprehensive income attributable to Zhongchai Machinery, Inc.	$1,563,470	$264,259	$3,054,894	$298,359

The accompanying notes are an integral part of these consolidated financial statements.	4

ZHONGCHAI MACHINERY, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net income	$2,522,778	$495,262
Adjustments to reconcile net income to net cash
Provided by (used in) operating activities:
Depreciation and amortization	272,806	229,508
Loss on disposal of fixed assets	-	4,846
Provision for bad debts	(3,880)	10,442
Share-based payments	3,827	63,606
Changes in assets and liabilities:
Restricted cash	(1,255,487)	224,710
Accounts receivable	(2,430,296)	(894,050)
Inventory	(1,126,119)	(636,675)
Notes receivable	(2,265,971)	(620,622)
Advance payments for inventory	(94,309)	(136,150)
Other current assets	(205,497)	(494,611)
Accounts payable and accrued expenses	3,151,777	1,557,049
Trade notes payable	3,224,874	(225,048)
Taxes payable	161,178	123,839
Other current liabilities	(2,336,663)	44,461
Total adjustments	(2,903,760)	(748,695)

Net cash used in operating activities	(380,982)	(253,433)

Cash flows from investing activities:
Advance payments for purchase of equipment	(406,689)	-
Advance payments for purchase of land use rights and building	2,323,450	(2,199,600)
Additions to property and equipment	(2,894,422)	(529,260)
Proceeds from notes receivable	22,500	11,500

Net cash used in investing activities	(955,161)	(2,717,360)

Cash flows from financing activities:
Proceeds from (repayment of) short-term bank loans	4,437,345	(777,192)
Contribution from minority shareholders	-	293,280

Net cash provided by (used in) financing activities	4,437,345	(483,912)

Effect of foreign currency translation on cash	90,857	3,852

Net increase (decrease) in cash and cash equivalents	3,192,059	(3,450,853)

Cash and cash equivalents – beginning	1,495,597	3,990,767

Cash and cash equivalents – ending	$4,687,656	$539,914

The accompanying notes are an integral part of these consolidated financial statements.	5

ZHONGCHAI MACHINERY, INC.
Notes to Consolidated Financial Statements
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

Since the Company had been a public shell company prior to the share exchange, the share exchange was treated as a recapitalization of the Company.  As such, the historical financial information prior to the share exchange is that of Usunco and its subsidiaries. Historical share amounts have been restated to reflect the effect of the share exchange.

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

On June 15, 2009, IBC was sold to certain management persons of IBC in exchange for the following: (i) the cancellation of an aggregate of 555,994 shares of common stock of the Company which those individuals owned, and (ii) the payment of $60,000 in installments pursuant to the terms of an unsecured promissory note, the final payment of which was made on November 15, 2010. As part of the transaction, the Company cancelled $428,261 through the closing date, of inter-company debt which funds had been used in the business of IBC prior to the transaction.

On September 22, 2009, Xinchang Xian Lisheng Machinery Co., Ltd. (“Lisheng”) was incorporated by Zhejiang Zhongchai and two individual investors. Total registered capital of Lisheng is RMB 5 million, of which Zhejiang Zhongchai accounts for 60%. The Company started production of die casting products in 2010 for use in gearboxes, diesel engines and other machinery products.

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

In preparing the accompanying unaudited consolidated financial statements, we evaluated the period from March 31, 2011 through the date the financial statements were issued, for material subsequent events requiring recognition or disclosure. No such events were identified for this period.

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

Reclassification

Certain accounts for the period ended June 30, 2010 and March 31, 2010 were reclassified to confirm to the March 31, 2011 presentation.

 Note 3 – Accounts Receivable

Trade accounts receivable are stated at original invoice amount less allowance for doubtful receivables based on management’s periodic review of aging of outstanding balances and customer credit history. If the financial condition of the Company’s customers deteriorate, resulting in an impairment of their ability to make payments, additional allowances are recorded.

Allowance for doubtful accounts as of March 31, 2011 and June 30, 2010, amounted to $35,053 and $37,670, respectively.

Note 4 – Inventory

Inventory as of March 31, 2011 and June 30, 2010 consists of the following:

ZHONGCHAI MACHINERY, INC.
Notes to Consolidated Financial Statements
(Unaudited)

Note 4 – Inventory (continued)

	March 31,	June 30,
	2011	2010
By Type:
Gears products	$2,318,298	$1,372,326
Gearbox products	1,574,965	1,307,940
Transaxles products	27,687	-
Other	-	400
Total	$3,920,950	$2,680,666

	March 31,	June 30,
	2011	2010
By Category:
Raw materials	$1,700,232	$896,273
Work in process	733,173	487,235
Finished goods	1,487,545	1,297,158
Total	$3,920,950	$2,680,666

Note 5 – Notes Receivable

Notes receivable as of March 31, 2011 and June 30, 2010 consists of the following:

	March 31, 2011	June 30, 2010

Notes receivable-trade	$2,761,806	$440,965
Notes receivable-other	-	22,500

Total	$2,761,806	$463,465

Note 6 – Advance Payments

Advance payments as of March 31, 2011 and June 30, 2010 consist of the following:

	March 31, 2011	June 30, 2010

Inventory	$130,247	$33,132
Equipment	413,743	-
Land use rights and buildings	2,771,840	4,960,475
Total	3,315,830	4,993,607
Less: Current portion	130,247	33,132

Total non current portion	$3,185,583	$4,960,475

Note 7 – Property and Equipment

Property and equipment as of March 31, 2011 and June 30, 2010 consists of the following:

	March 31,	June 30,
	2011	2010

Manufacturing equipment	$3,863,765	$3,272,563
Office equipment and furniture	60,596	51,306
Vehicles	127,306	122,965
Subtotal	4,051,667	3,446,834
Less: Accumulated depreciation	1,004,747	702,871
	3,046,920	2,743,963

ZHONGCHAI MACHINERY, INC.
Notes to Consolidated Financial Statements
(Unaudited)

Note 7 – Property and Equipment (continued)

Add: Construction in progress	2,744,720	273,606

Total	$5,791,640	$3,017,569

Depreciation expense for the three months ended March 31, 2011 and 2010 was $97,361 and $81,083, and for the nine months ended March 31, 2011 and 2010 was $272,348 and $228,701, respectively.

Note 8 – Goodwill

The following table provides information related to the carrying value of goodwill:

Balance as of June 30, 2009	$3,407,262
Goodwill acquired during the year	-
Effect of foreign currency translation	18,606
Impairment	-
Balance as of June 30, 2010	3,425,868
Goodwill acquired during the year	-
Effect of foreign currency translation	120,940
Impairment	-
Balance as of March 31, 2011	$3,546,808

Note 9 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	March 31, 2011	June 30, 2010

Accounts payable	$6,789,211	$3,419,595
Accrued expenses	43,708	85,328

Total	$6,832,919	$3,504,923

The carrying value of accounts payable and accrued expenses approximates their fair value due to the short-term nature of these obligations.

Note 10 – Short-Term Bank Loans

Short-term bank loans consist of the following:

	March 31,	June 30,
	2011	2010

On June 10, 2010, the Company obtained a loan from Agricultural Bank of China, the principal of which was paid in full before June 10, 2011.
Interest was paid monthly, at 5.31% per annum. The loan was guaranteed
by a third party.	$-	$1,428,810

On September 28, 2010, the Company obtained a loan from Agricultural
Bank of China, the principal of which is due on September 20, 2011.
Interest is paid monthly, at 5.31% per annum. The loan is guaranteed
by a third party, Zhejiang Xinchai Co., Ltd.	1,525,000	-

On November 9, 2010, the Company obtained a loan from Agricultural
Bank of China, the principal of which is due on November 7, 2011.
Interest is paid monthly, at 5.56% per annum. The loan is guaranteed
by a third party, Zhejiang Xinchai Co., Ltd.	305,000	-

ZHONGCHAI MACHINERY, INC.
Notes to Consolidated Financial Statements
(Unaudited)

On December 2, 2010, the Company obtained a loan from Agricultural
Bank of China, the principal of which is due on November 28, 2011.
Interest is paid monthly, at 5.56% per annum. The loan is guaranteed
by a third party, Zhejiang Xinchai Co., Ltd.	1,372,500	-

On December 29, 2010, the Company obtained a loan from Standard
Chartered Bank (Hong Kong) Limited at 1.98% per annum. Accrued interest amounting to $53,701 together with principal is due and payable
on December 20, 2011.	2,691,010	-

Total short-term bank loans	$5,893,510	$1,428,810

Note 11 – Other Current Liabilities

Other current liabilities are $1,047,833 and $3,322,277 as of March 31, 2011 and June 30, 2010, respectively. Approximately $440,612 and $425,588 of which represents the last payment due to Keyi for the acquisition of Shengte in July 2007.

Note 12 – Risk Factors

The Company’s operations are carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC as well as by the general state of the PRC’s economy. The Company’s business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, rates and methods of taxation, etc.

Note 13 – Risk of Concentrations in Sales and Purchase

Two customers, Lonking (Shanghai) Forklift Co., Ltd. and Zhejiang Xinchai Co., Ltd., accounted for 31% and 24%, respectively, of the Company’s sales for the nine months ended March 31, 2011. The same two customers accounted for 23% and 40%, respectively, of the Company’s sales for the nine months ended March 31, 2010.

One major supplier, Zhejiang Yuyang Machinery Co. Ltd. accounted for approximately 11% and 20% of the Company’s total purchases for the nine months ended March 31, 2011 and 2010, respectively.

Note 14 – Supplemental Disclosure of Cash Flow Information

	For the Nine Months Ended March 31,
	2011	2010

Cash paid for interest	$251,140	$76,107
Cash paid for income taxes	$211,621	$93,222

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

ZHONGCHAI MACHINERY, INC.
Notes to Consolidated Financial Statements
(Unaudited)

Note 15 – Earnings Per Share (continued)

	Three Months Ended March 31,
	2011	2010

Net income attributable to Zhongchai	$1,451,738	$263,861
Machinery, Inc.

Weighted average common shares	27,613,019	27,613,019
(denominator for basic income per share)

Effect of dilutive securities:	291,873	-

Weighted average common shares	27,904,892	27,613,019
(denominator for diluted income per share)

Basic net income per share	$0.05	$0.01
Diluted net income per share	$0.05	$0.01

	Nine Months Ended March 31,
	2011	2010

Net income attributable to Zhongchai	$2,522,507	$281,838
Machinery, Inc.

Weighted average common shares	27,613,019	27,613,019
(denominator for basic income per share)

Effect of dilutive securities:	287,990	-

Weighted average common shares
(denominator for diluted income per share)	27,901,009	27,613,019

Basic net income per share	$0.09	$0.01
Diluted net income per share	$0.09	$0.01

Note 16 – Share-Based Payments

On July 7, 2010, the Company issued 1,300,000 options to its employees that shall vest over three years with a life of five years. The grant date fair value was $0.003729 based on the following assumptions: volatility of 10%, risk free interest rate of 1.76%, dividend yield of 0%, and expected life of 5 years. On November 1, 2010, the Company issued 8,333 options to its employee with a life of five years. The grant date fair value was $0.070585 based on the following assumptions: volatility of 12.81%, risk free interest rate of 1.17%, dividend yield of 0%, and expected life of 5 years. No estimate of forfeitures was made as the Company has a short history of granting options. For the nine months ended March 31, 2011, the Company recorded approximately $3,827 of stock-based compensation cost.

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

Results of Operations

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Sales

Sales increased by $3,841,717 or 120% to $7,044,067 for the three months ended March 31, 2011 compared to $3,202,350 for the three months ended March 31, 2010. Sales for the three months ended March 31, 2011 consisted mainly the sales of gears and transmission gearboxes in China. The increase in gear and transmission gearbox sales was attributable to the continued increasing of the Company’s production capabilities, increase sales and an increased share of the market due to the recognition of the Company and its products.

Cost of Sales and Gross Profit Margin

Cost of sales was $5,128,888 for the three months ended March 31, 2011, increasing by $2,673,935, or 109%, from $2,454,953 for the three months ended March 31, 2010. The gross profit margin was approximately 27% for the three months ended March 31, 2011, compared to approximately 23% for the three months ended March 31, 2010. The increase in gross profit margin in this quarter as compared to the same period in the prior fiscal year was attributable mainly to the decrease in transmission gearbox unit cost and therefore the increase in transmission gearbox margin after the expansion in transmission gearbox production capacity and sales.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consisted primarily of labor costs and overhead costs for sales, marketing, finance, legal, human resources and general management. Such costs also include the expenses recognized for stock-based compensation pursuant to SFAS 123R (ASC 718).

SG&A expenses decreased by $19,320 to $265,020 in the three months ended March 31, 2011, from $284,340 in three months ended March 31, 2010. The change of SG&A was minimal. Even though the sales have increased 120%, SG&A expenses are almost remained the same compared to the amount at March 31, 2010. There were no significant cost decreases in administration, sales, and professional services.

Net Income (Loss)

Net income was $1,451,738 in three months ended March 31, 2011, compared to a net income of $263,861 in the three months ended March 31, 2010. The increase of net income in the quarter is mainly attributable to increased sales and gross profit.

Nine Months Ended March 31, 2011 Compared to Nine  Months Ended March 31, 2010

Sales

Sales increased by $8,737,892 or 124% to $15,778,471 for the nine months ended March 31, 2011 compared to $7,040,579 for the nine months ended March 31, 2010. Sales for the nine months ended March 31, 2011 consisted mainly the sales of gears and transmission gearboxes in China. The increase in gear and transmission gearbox sales was attributable to the continued increasing of the Company’s production capabilities, increase sales and an increased share of the market due to the recognition of the Company and its products.

Cost of Sales and Gross Profit Margin

Cost of sales was $11,599,149 for the nine months ended March 31, 2011, increasing by $6,117,669, or 112%, from $5,481,480 for the nine months ended March  31, 2010. The gross profit margin was approximately 26% for the nine months ended March 31, 2011, compared to approximately 22% for the nine months ended March 31, 2010. The increase in gross profit margin in this quarter as compared to the same period in the prior fiscal year was attributable mainly to the decrease in transmission gearbox unit cost and therefore the increase in transmission gearbox margin after the expansion in transmission gearbox production capacity and sales.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consisted primarily of labor costs and overhead costs for sales, marketing, finance, legal, human resources and general management. Such costs also include the expenses recognized for stock-based compensation pursuant to SFAS 123R (ASC 718).

SG&A expenses increased by $297,345 to $1,213,875 in the nine months ended March  31, 2011, from $916,530 in nine months ended March 31, 2010. As the sales increased significantly, the company spent more resources in administration, sales, and professional services.

Net Income (Loss)

Net income was $2,522,507 in nine months ended March 31, 2011, compared to a net income of $281,838 in the nine months ended March 31, 2010. The increase of net income for the period is mainly attributable to increased sales and gross profit.

Accounts Receivable

Accounts receivable were $6,222,150 after a reduction of $35,053 for doubtful accounts at March 31, 2011, compared to accounts receivable of $3,618,030 after a reduction of $37,670 for doubtful accounts at June 30, 2010. The increase in the amount of accounts receivable is mainly attributable to the increased sales of the Company during the period reported upon. The payment term for sold products usually is 60-90 days, and, to date, the Company’s experience is that the accounts receivable are within the payment terms.

Note Receivable

Notes receivable were $2,761,806 at March 31, 2011, compared to $463,465 at June 30, 2010. All the current note receivables are from the trade accounts. Many of the principal customers of the Company use bank accepted forward drafts to pay for their purchases. As the sales increased during the reported period, the amount of bank accepted forward drafts also increased somewhat in line with the sales increase.

Foreign Currency Translation

All foreign currency assets and liabilities are translated at the period-end exchange rate and all revenues and expenses are translated at the average exchange rate for the period. The effects of translating the financial statements of foreign subsidiaries into U.S. Dollars are reported as a cumulative translation adjustment, a separate component of comprehensive income in stockholder's equity. As the exchange rate between CNY to USD is significantly increased during the nine months ended March 31, 2011, the Company recorded a comprehensive income $532,387.

Liquidity and Capital Resources

As of March 31, 2010, Zhongchai had current assets equal to $19,415,402, current liabilities equal to $17,987,706 and working capital of $1,427,696. Zhongchai believes that if there is no sufficient operating capital for its current operations, it will seek an increase in its credit available under current bank loans.

Operating Activities

Net cash used in operating activities was approximately $0.38 million for the nine months ended March 31, 2011, as compared to $0.25 million net cash used in operating activities for the same period in the prior fiscal year. The change was due to the increase of $1.54 million in accounts receivable, $1.64 million in trade related notes receivable, and $2.77 million in other current liabilities, the decrease of $1.59 million in accounts payable, and $3.45 million in trade related notes payable during the nine-month period.

Investing Activities

Net cash used in investing activities was $0.96 million for the nine-month period ended March 31, 2011, a decrease from $2.72 million for the same period in fiscal year 2010. The decrease was mainly due to the $2.3 million advance payment being returned to the Company in December 2010. The advance payment was originally made by the Zhongchai China to Xinchai Holdings in 2009, for the purchase of land use rights and building for Zhongchai China’s future expansion of its production capabilities. Because there were several legal issues regarding the transferring of title of ownership, the deposit was returned; however, the Company believes that the issues shall be solved in the future and the Company will pursue title ownership.

Financing Activities

Net cash provided by financing activities was $4.4 million for the nine-month period ended March 31, 2011, which consisted of the following:  a loan from a bank with an annual fixed interest rate of 5.31% which is due on September 20, 2011; a loan from a bank with an annual fixed interest rate of 5.56% which is due on November 7, 2011; a loan from a bank with an annual fixed interest rate of 5.56% which is due on November 28, 2011; and a loan from a bank with an annual fixed interest rate of 1.98% which is due on December 20, 2011. These loans aggregated a total outstanding loan from a bank in principal amount of $5,893,510.

Other Current Liabilities

On March 31, 2011, the other current liabilities of the Company were $1,047,833, which included $440,612 due to Keyi from the Shengte acquisition in July 2007, there is no any interest charge or penalty due in respect of this liability. The remaining other current liabilities of $607,221 are as follows:

Professional Fees	$94,524
Accrued Consulting Fees	$123,601
Tax Payment	$84,236
Pension Payment	$3,832
Employee Rent Withhold	$5,767
Rent Payment	$9,471
Working Meal Payment	$993
Working Cloth Deposit	$2,333
Other Trade Related Payments	$282,464
Total	$607,221

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

Critical Accounting Policies and Estimates

Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended June 30, 2010, for disclosures regarding Zhongchai Machinery, Inc.’s critical accounting policies and estimates.  The interim financial statements follow the same accounting policies and methods of computations as those for the year ended June 30, 2009.  There were no new accounting policies and estimates during the period ended March 31, 2011 which affects the Company.

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

Date: May 12, 2011