Form 10-Q
period 2018-09-30
Zhongchai Machinery, Inc.
filed 2018-10-24
CIK 1006840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2018

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: ________________

ZHONGCHAI MACHINERY, INC.

(Exact name of registrant as specified in its charter)

Nevada	47-0925451
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3445 Lawrence Ave., Oceanside, NY 11572

(Address of principal executive offices, Zip Code)

(310) 734-2626

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The number of shares of registrant’s common stock outstanding as of October 17, 2018 was 3,319,425.

FORM 10-Q

ZHONGCHAI MACHINERY, INC.

September 30, 2018

TABLE OF CONTENTS

		Page No.
PART I. - FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements (Unaudited)	4
	Condensed Balance Sheets as of June 30, 2018 and September 30, 2018	5
	Unaudited Condensed Statements of Operations and Comprehensive Loss for the year ended June 30, 2018 and through the nine months ended September 30, 2018	6

	Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2018	7
	Notes to Condensed Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16
Item 4.	Controls and Procedures	16

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	18
Item 1A	Risk Factors	18
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3.	Defaults Upon Senior Securities	18
Item 4.	Mine Safety Disclosures	18
Item 5.	Other Information	18
Item 6.	Exhibits	19
	Signature	20

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this report. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our report on Form 8-K which was filed with the SEC on January 20, 2017 (the “Super 8-K”), in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and information contained in other reports that we file with the SEC. You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

We file reports with the SEC. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us. You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this quarterly report, which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

PART I. FINANCIAL INFORMATION

ZHONGCHAI MACHINERY, INC. AND SUBSIDIARIES

BALANCE SHEETS

	September 30, 2018	June 30, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,000	$5,000
Total current assets	5,000	5,000

TOTAL ASSETS	$5,000	$5,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses	$5,000	$—
Related party notes payable	5,000	5,000
Loan payable – related party	22,350	5,000
Total current liabilities	32,350	10,000

Commitments and Contingencies

STOCKHOLDERS’ EQUITY
Series A Preferred Stock, 10,000,000 shares authorized at $0.001 per share: 10,000,000 shares issued and outstanding	10,000	10,000
Common stock, par value $0.001 per share; 500,000,000 shares authorized; 3,319,245 shares issued and outstanding as of September 30, 2018 and June 30, 2018	3,319	3,319
Additional paid in capital	20,505,314	20,505,314
Accumulated deficit	(20,545,983)	(20,523,633)
Total stockholders’ equity	5,000	5,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,000	$5,000

The accompanying notes are an integral part of these financial statements.

ZHONGCHAI MACHINERY, INC. AND SUBSIDIARIES

STATEMENTS OF OPERATIONS

	For The Three Months Ended September 30,
	2018	2017
	—	—
OPERATING EXPENSES:
Legal expense	10,000	—
Audit and accounting expense	8,350	—
License and registration fees	4,000	—

TOTAL OPERATING EXPENSE	22,350	—

NET LOSS	$(22,350)	$—
Net loss per common share – basic and diluted	1,096,173	—
Weighted average common shares outstanding – basic and diluted	$(0.02)	$—

The accompanying notes are an integral part of these financial statements.

ZHONGCHAI MACHINERY, INC. AND SUBSIDIARIES

STATEMENTS OF CASH FLOWS

	September 30,	June 30,
	2018	2018
OPERATING ACTIVITIES:

Net Income	$(22,350)	$(4,008,096)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Shares issued for services	—	4,003,096

Changes in net assets and liabilities -
Accounts payable	5,000	—
NET CASH USED IN OPERATING ACTIVITIES	(17,350)	(5,000)

FINANCING ACTIVITIES:
Proceeds from related party notes payable	—	5,000
Proceeds from related party	17,350	5,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	17,350	10,000

NET INCREASE IN CASH	—	5,000

CASH – BEGINNING OF PERIOD	5,000	—
CASH – END OF PERIOD	$5,000	$5,000

The accompanying notes are an integral part of these financial statements.

ZHONGCHAI MACHINERY, INC. AND SUBSIDIARIES.

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD SEPTEMBER 30, 2018 and JUNE 30, 2018

Note 1 – Organization and basis of accounting

Basis of Presentation and Organization

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

On July 26, 2011, the Company held a Special Meeting of Shareholders. At the special meeting the Company’s shareholders approved an amendment to cease its periodic reporting obligation under the Securities Exchange Act o f 1934 and thereby forgo many of the expenses associates with operating as a public company subject to SEC reporting obligations.

On July 27, 2011, the Company, the company approved a 1 for 120 reverse stock split of it’s the outstanding shares of the Company’s Common Stock.

On July 29, 2011, the Company terminated its registration with the Securities and Exchange Commission. Following such termination, the Company went private. Therefore, it became unclear when and if the Company ceased conducting business operations, as no further information became publicly available.

The accompanying condensed financial statements are prepared on the basis of accounting principles generally accepted in the United States of America (“GAAP”). The Company is a development stage enterprise devoting substantial efforts to establishing a new business, financial planning, raising capital, and research into products which may become part of the Company’s product portfolio. The Company has not realized significant sales through since inception. A development stage company is defined as one in which all efforts are devoted substantially to establishing a new business and, even if planned principal operations have commenced, revenues are insignificant.

Note 2- Going Concern

The accompanying condensed financial statements have been prepared assuming the continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and is dependent on debt and equity financing to fund its operations. Management of the Company is making efforts to raise additional funding until a registration statement relating to an equity funding facility is in effect. While management of the Company believes that it will be successful in its capital formation and planned operating activities, there can be no assurance that the Company will be able to raise additional equity capital or be successful in the development and commercialization of the products it develops or initiates collaboration agreements thereon. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 3 – Summary of significant accounting policies

Cash and Cash Equivalents

For purposes of reporting within the statements of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Employee Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718 Compensation - Stock Compensation (“ASC 718”). ASC 718 addresses all forms of share-based payment (“SBP”) awards including shares issued under employee stock purchase plans and stock incentive shares. Under ASC 718 awards result in a cost that is measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest and will result in a charge to operations.

Subsequent Event

The Company evaluated subsequent events through the date when financial statements are issued for disclosure consideration.

Adoption of Recent Accounting Pronouncements

As of December 31, 2015, the Company adopted guidance codified in ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs. The guidance simplifies the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs is not affected. Therefore, these costs will continue to be amortized as interest expense using the effective interest method pursuant to ASC 835-30-35-2 through 35-3. The Company has applied this guidance retrospectively to all prior periods presented in the Company’s financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Recent Accounting Pronouncements

In February 2016, the FASB issued an accounting standards update for leases. The ASU introduces a lessee model that brings most leases on the balance sheet. The new standard also aligns many of the underlying principles of the new lessor model with those in the current accounting guidance as well as the FASB’s new revenue recognition standard. However, the ASU eliminates the use of bright-line tests in determining lease classification as required in the current guidance. The ASU also requires additional qualitative disclosures along with specific quantitative disclosures to better enable users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The pronouncement is effective for annual reporting periods beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020, for nonpublic entities using a modified retrospective approach. Early adoption is permitted. The Company is still evaluating the impact that the new accounting guidance will have on its consolidated financial statements and related disclosures and has not yet determined the method by which it will adopt the standard.

In March 2016, the FASB issued an accounting standards update that provides a new requirement to record all of the tax effects related to share-based payments at settlement (or expiration) through the income statement. This pronouncement is effective for annual reporting periods beginning after December 15, 2017, and interim periods within fiscal years beginning after December 15, 2018, for nonpublic entities. The Company is still evaluating the impact that the new accounting guidance will have on its consolidated financial statements and related disclosures

In August 2016, the FASB issued an accounting standards update addressing the classification and presentation of eight specific cash flow issues that currently result in diverse practices. The amendments provide guidance in the presentation and classification of certain cash receipts and cash payments in the statement of cash flows including debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, and distributions received from equity method investees. This pronouncement is effective for annual reporting periods beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019, for nonpublic entities. The amendments in this ASU should be applied using a retrospective approach. The Company is still evaluating the impact that the new accounting guidance will have on its consolidated financial statements and related disclosures.

Note 4 – Related Party Transactions

As of September 30, 2018, and June 30, 2018, the Company had a loan payable of $22,350 and $5,000, respectively to David Lazar, Chief Executive Officer. This loan is unsecured, non-interest bearing, and has no specific terms for repayment. The loan was used to pay legal, accounting and OTC Market fees of $5,000 during the fiscal year ended June 30, 2018.

On June 15, 2018, the company entered into a promissory notes payable with David Lazar, Chief Executive Officer. The note is unsecured, non interest bearing and due in 12 months from the date of issuance. As of September 30, 2018, $5,000 remains outstanding.

Note 5 – Stockholders Equity

Common Stock

On June 19, 2018, the Company issued 3,096,200 shares of common stock issued at par value of $0.001, for services valued at $3,096 to David Lazar. As of September 30, 2018, 3,096,000 shares remain outstanding.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of $.001 par value preferred shares. On June 19, 2017 the Company created 10,000,000 shares of Series A Preferred Stock, out of the 10,000,000 shares that were already authorized. On that same date, the Company issued 10,000,000 shares of the Series A preferred stock to David Lazar, Chief Executive Officer for services valued at $4,000,000.

The following is a description of the material rights of our Series A Preferred Stock:

Each share of Series A Preferred Stock shall have a par value of $0.001 per share. The Series A Preferred Stock shall vote on any matter that may from time to time be submitted to the Company’s shareholders for a vote, on a 1 for one basis. If the Company effects a stock split which either increases or decreases the number of shares of Common Stock outstanding and entitled to vote, the voting rights of the Series A shall not be subject to adjustment unless specifically authorized.

Each share of Series A Preferred Stock shall be convertible at a rate of $0.0000025 per share of Common Stock (“Conversion Ratio”), at the option of a Holder, at any time and from time to time, from and after the issuance of the Series A Preferred Stock.

Subject to the rights of any existing series of Preferred Stock or to the rights of any series of Preferred Stock which may from time to time hereafter come into existence, the holders of shares of Series A Preferred Stock shall be entitled to receive dividends, out of any assets legally available therefor, upon any payment of any dividend (payable other than in Common Stock or other securities and rights convertible into or entitling the holder thereof to receive, directly or indirectly, additional shares of Common Stock of the Corporation) on the Common Stock of the Corporation, as and if declared by the Board of Directors, as if the Series A Preferred Stock had been converted into Common Stock. Subject to the rights of any existing series of Preferred Stock or to the rights of any series of Preferred Stock which may from time to time hereafter come into existence, the payment of any dividends on the any series or classes of stock of the Corporation shall be subject to any priority set forth in Paragraph (I)(c)(3) of Article FIFTH of the Articles of Incorporation, as such may from time to time be amended.

In the event of any liquidation, dissolution or winding up of the Corporation, either voluntary or involuntary, subject to the rights of any existing series of Preferred Stock or to the rights of any series of Preferred Stock which may from time to time hereafter come into existence, the holders of the Series A Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any of the assets of the Corporation to the holders of Common Stock by reason of their ownership thereof, an amount per share equal to the price per share actually paid to the Corporation upon the initial issuance of the Series A Preferred Stock (each, the “the Original Issue Price”) for each share of Series A Preferred Stock then held by them, plus declared but unpaid dividends. Unless the Corporation can establish a different Original Issue Price in connection with a particular sale of Series A Preferred Stock, the Original issue price shall be $0.001 per share for the Series A Preferred Stock. If, upon the occurrence of any liquidation, dissolution or winding up of the Corporation, the assets and funds thus distributed among the holders of the Series A Preferred Stock shall be insufficient to permit the payment to such holders of the full aforesaid preferential amounts, then, subject to the rights of any existing series of Preferred Stock or to the rights of any series of Preferred Stock which may from time to time hereafter come into existence, the entire assets and funds of the corporation legally available for distribution shall be distributed ratably among the holders of the each series of Preferred Stock in proportion to the preferential amount each such holder is otherwise entitled to receive.

The Series A Preferred Stock shares are nonredeemable other than upon the mutual agreement of the Company and the holder of shares to be redeemed, and even in such case only to the extent permitted by this Certificate of Designation, the Corporation’s Articles of Incorporation and applicable law.

Series A Preferred Stock shall be convertible, at the option of the holder thereof, at any time after the date of issuance of such share, at the office of the Corporation or any transfer agent for such stock, into such number of fully paid and nonassessable shares of Common Stock as is determined by dividing the Original Issue Price of the Series A Preferred Stock by the Series A Conversion Price applicable to such share, determined as hereafter provided, in effect on the date the certificate is surrendered for conversion. The initial Series A Conversion Price per share shall be $0.0000025 for shares of Series A Preferred Stock.

Each share of Series A Preferred Stock shall automatically be converted into shares of Common Stock at the applicable Series A Conversion Price in effect for such share immediately upon the earlier of (i) except as provided below in Section 4(c), the Corporation’s sale of its Common Stock in a public offering pursuant to a registration statement under the Securities Act of 1933, as amended; (ii) a liquidation, dissolution or winding up of the Corporation as defined in section 2(c) above but subject to any liquidation preference required by section 2(a) above; or (iii) the date specified by written consent or agreement of the holders of a majority of the then outstanding shares of Series A Preferred Stock.

The holder of each share of Series A Preferred Stock shall have the right to one vote for each share of Series A Preferred Stock, and with respect to such vote, such holder shall have full voting rights and powers equal to the voting rights and powers of the holders of Common Stock, and shall be entitled to notice of any stockholders’ meeting in accordance with the bylaws of the Corporation, and shall be entitled to vote, together with holders of Common Stock, with respect to any question upon which holders of Common Stock have the right to vote. Fractional votes shall not, however, be permitted and any fractional voting rights shall be rounded to the nearest whole number (with one-half being rounded upward).

As of September 30, 2018, 10,000,000 preferred shares remain outstanding.

Note 6 – Operating expenses

The Company incurred $10,000 in legal expenses, $8,350 in audit and accounting fees and $4,000 in OTC Market registration fees during the three months ended September 30, 2018.

Note 7 – Subsequent Events

The Company evaluates events that occur after the year-end date through the date the financial statements are available to be issued. Accordingly, management has evaluated subsequent events through October 17, 2018, and has determined that there were no subsequent events, requiring adjustment to, or disclosure in, the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Development

The Company was incorporated in the State of Nevada on March 13, 2002, as Equicap, Inc. (“Equicap”), for the purpose of entering into a merger with and re-domiciling its predecessor, Equicap, Inc., a California corporation (“Equicap California”). Effective January 25, 2005, Equicap California was merged with and into Equicap in a statutory merger based on management’s belief that Nevada law is more advantageous to a corporation than California law. Equicap was considered a blank check company until its March 2007 acquisition of Usunco Automotive Limited, a British Virgin Islands company (“Usunco”). Equicap, Inc. changed its name to Zhongchai Machinery, Inc. (“Zhongchai” or the “Company”) on May 21, 2010.

Zhongchai Machinery, Inc. (“Zhongchai Machinery” or “the Company”) (Formerly “Equicap, Inc.”), a Nevada corporation, was a manufacturer and distributor of gears and gearboxes and drive axles that are marketed and sold to equipment manufacturers in China.

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

Since the Company had been a public shell company prior to the share exchange, the share exchange was treated as a recapitalization of the Company. As such, the historical financial information prior to the share exchange is that of Usunco and its subsidiaries. Historical share amounts were restated to reflect the effect of the share exchange.

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

On July 26, 2011, the Company held a Special Meeting of Shareholders. At the special meeting the Company’s shareholders approved an amendment to cease its periodic reporting obligation under the Securities Exchange Act of 1934 (the “Exchange Act”) and thereby forgo many of the expenses associates with operating as a public company subject to SEC reporting obligations.

On July 27, 2011, the Company, the company approved a 1 for 120 reverse stock split of it’s the outstanding shares of the Company’s Common Stock.

On July 29, 2011, the Company terminated its registration with the Securities and Exchange Commission. Following such termination, the Company went private. Therefore, it became unclear when and if the Company ceased conducting business operations, as no further information became publicly available.

On May 11, 2018, the eight judicial District Court of Nevada appointed Custodian Ventures, LLC as custodian for Zhongchai Machinery, Inc., proper notice having been given to the officers and directors of Zhongchai Machinery, Inc. There was no opposition.

On May 16, 2018, the Company filed a certificate of revival with the state of Nevada, appointing David Lazar as, President, Secretary, Treasurer and Director.

On June 19, 2018, the Company issued 3,096,200 shares of common stock issued at par value of $0.001, for services valued at $3,096.20 to David Lazar.

On June 19, 2018, the Company issued 10,000,000 shares of Series A Preferred Stock issued at par value of $0.001, for services valued at $4,000,000 to David Lazar.

On July 29, 2018, the Company filed a Form 15 to cease its reporting requirements with the Securities and Exchange Commission.

On July 29, 2018, the Company filed a Form 10-12G, which went effective on September 22, 2018.

The Company’s current business objective is to seek a business combination with an operating company. We intend to use the Company’s limited personnel and financial resources in connection with such activities. The Company will utilize its capital stock, debt or a combination of capital stock and debt, in effecting a business combination. It may be expected that entering into a business combination will involve the issuance of restricted shares of capital stock. The issuance of additional shares of our capital stock:

●     may significantly reduce the equity interest of our stockholders;
●     will likely cause a change in control if a substantial number of our shares of capital stock are issued, and most likely will also result in the resignation or removal of our present officer and director; and
●      may adversely affect the prevailing market price for our common stock.

Similarly, if we issued debt securities, it could result in:
●     default and foreclosure on our assets if our operating revenues after a business combination were insufficient to pay our debt obligations;
●     acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contained covenants that required the maintenance of certain financial ratios or reserves and any such covenants were breached without a waiver or renegotiations of such covenants;
●     our immediate payment of all principal and accrued interest, if any, if the debt security was payable on demand; and
●     our inability to obtain additional financing, if necessary, if the debt security contained covenants restricting our ability to obtain additional financing while such security was outstanding.

Zhongchai Machinery, Inc. has administrative offices located at 3445 Lawrence Ave., Oceanside, NY 11572. Mr. Lazar, our sole office and director, provides the office on a rent-free basis.

The Company’s fiscal year end is June 30.

Critical accounting policies and estimates

Our condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates and judgments, our commitments to strategic alliance partners and the timing of the achievement of collaboration milestones. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. All estimates, whether or not deemed critical, affect reported amounts of assets, liabilities, revenues and expenses, as well as disclosures of contingent assets and liabilities. These estimates and judgments are also based on historical experience and other factors that are believed to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known, even for estimates and judgments that are not deemed critical.

Going Concern

The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern. The Company has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These conditions raise substantial doubt as to our ability to continue as a going concern.

Results of Operations

For the three months ended September 30, 2018 compared to the year ended June 30, 2018

Revenue

For the three months ending September 30, 2018, the Company generated $0 in revenues. For the year ended June 30, 2018, the Company generated $0 in revenues.

Expenses

For the three months ended September 30, 2018, we incurred operating expenses of $22,350. For the year ended June 30, 2018, we incurred operating expenses in the amount of $4,008,096. The decrease in operating expenses is attributable to a $4,000,000 preferred stock valuation for services related to the issuance of that stock to the David Lazar.

Net Loss

For the three months ended September 30, 2018 we incurred a net loss of $22,350. We had net loss of $4,008,096 for the year ended June 30, 2018. The decrease is attributable to a $4,000,000 preferred stock valuation for services related to the issuance of that stock to the David Lazar.

Liquidity and Capital Resources

As of September 30, 2018, the Company has no business operations and $5,000 cash resources other than that provided by Management. We are dependent upon interim funding provided by Management or an affiliated party to pay professional fees and expenses. Our Management and an affiliated party have agreed to provide funding as may be required to pay for accounting fees and other administrative expenses of the Company until the Company enters into a business combination. The Company would be unable to continue as a going concern without interim financing provided by Management. As of September 30, 2018, we had $5,000 in cash. As of June 30, 2018, we had $0 in cash.

If we require additional financing, we cannot predict whether equity or debt financing will become available at terms acceptable to us, if at all. The Company depends upon services provided by Management and an affiliated party to fulfill its filing obligations under the Exchange Act. At present, the Company has no financial resources to pay for such services.

The Company does not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations, maintaining the filing of Exchange Act reports, the investigation, analyzing, and consummation of an acquisition for an unlimited period of time will be paid from additional money contributed by David Lazar, our sole officer and director, or an affiliated party.

During the next 12 months we anticipate incurring costs related to:

●     filing of Exchange Act reports.
●     franchise fees, registered agent fees, legal fees and accounting fees, and
●     investigating, analyzing and consummating an acquisition or business combination.

We estimate that these costs will be in the range of five to six thousand dollars per year, and that we will be able to meet these costs as necessary, to be advanced/loaned to us by Management and/or an affiliated party.

On September 30, 2018 and June 30, 2018, we have had $5,000 in current assets and $0 in current assets, respectively. As of September 30, 2018, we had $4,008,096 in liabilities and stockholders’ deficit, consisting of amounts due to related party. As of June 30, 2018, we had $0 in liabilities.

We had a negative cash flow from operations of $4,008,096 during the nine months ended September 30, 2018. We financed our negative cash flow from operations during the nine months ended September 30, 2018 through advances made by David Lazar.

We had zero cash flow from operations during the year ended June 30.

The Company currently plans to satisfy its cash requirements for the next 12 months through borrowings from its CEO or companies affiliated with its CEO and believes it can satisfy its cash requirements so long as it is able to obtain financing from these affiliated parties. The Company expects that money borrowed will be used during the next 12 months to satisfy the Company’s operating costs, professional fees and for general corporate purposes. There is no written funding agreement between the Company and Mr. Lazar, our sole officer and director.

The Company has only limited capital. Additional financing is necessary for the Company to continue as a going concern. Our independent auditors have unqualified audit opinion for the years ended June 30, 2018 and 2017 with an explanatory paragraph on going concern.

Off-Balance Sheet Arrangements

As of September 30, 2018 and June 30, 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

As of September 30, 2018 and June 30, 2018, we did not have any contractual obligations.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the six months ended September 30, 2018 and June 30, 2018, and are included elsewhere in this registration statement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are an emerging growth company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of June 30, 2018. Based upon that evaluation, the Company’s CEO concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2018 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

Management is in the process of determining how best to change our current system and implement a more effective system to insure that information required to be disclosed in the reports that we file or submit under the Exchange Act have been recorded, processed, summarized and reported accurately. Our management intends to develop procedures to address the current deficiencies to the extent possible given limitations in financial and manpower resources. While management is working on a plan, no assurance can be made at this point that the implementation of such controls and procedures will be completed in a timely manner or that they will be adequate once implemented.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

ITEM 1A. RISK FACTORS

We are an emerging growth company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

Item 6. Exhibits

The following exhibits are included with this report.

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZHONGCHAI MACHINERY, INC.

Date: October 24, 2018	By:	/s/ David Lazar
David Lazar, Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial and accounting officer)