Form 10-Q
period 2018-12-31
Cang Bao Tian Xia International Art Trade Center, Inc.
filed 2019-02-19
CIK 1006840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number: 000-31091

CANG BAO TIAN XIA INTERNATIONAL ART TRADE CENTER, INC.

(Exact name of registrant as specified in its charter)

Nevada	47-0925451
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5-1-1206 Hefeng Jiangan, Nianqing Rd. Meilan District, Hainan Province, China 570203

(Address of principal executive offices, Zip Code)

Registrant's telephone number, including area code: (718) 788-4014

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer, “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑  No ☐

The number of shares of registrant’s common stock outstanding as of February 8, 2019 was 3,319,425.

FORM 10-Q

CANG BAO TIAN XIA INTERNATIONAL ART TRADE CENTER, INC.

December 31, 2018

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

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our report on Form 10 which was filed with the SEC on August 24, 2018 (the “Form 10”), in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and information contained in other reports that we file with the SEC. You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

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

PART I. - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CANG BAO TIAN XIA INTERNATIONAL ART TRADE CENTER, INC.

CONDENSED BALANCE SHEETS

	December 31, 2018	June 30, 2018
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$5,000	$5,000
Total current assets	5,000	5,000

TOTAL ASSETS	$5,000	$5,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses	$5,000	$—
Related party notes payable	—	5,000
Loan payable – related party	—	14,096
Total current liabilities	5,000	19,096

Commitments and Contingencies

STOCKHOLDERS’ EQUITY
Series A Preferred Stock, 10,000,000 shares authorized at $0.001 per share: 10,000,000 shares issued and outstanding	10,000	10,000
Common stock, par value $0.001 per share; 500,000,000 shares authorized; 3,319,245 shares issued and outstanding as of December 31, 2018 and June 30, 2018	3,319	3,319
Additional paid in capital	20,541,760	20,505,314
Accumulated deficit	(20,555,079)	(20,532,729)
Total stockholders' equity	—	(14,096)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,000	$5,000

The accompanying notes are an integral part of these financial statements.

CANG BAO TIAN XIA INTERNATIONAL ART TRADE CENTER, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended		For the six months ended
	December 31,		December 31,
	2018	2017	2018	2017

OPERATING EXPENSES:
Legal expense	—	—	10,000	—
Audit and accounting expense	—	—	8,350	—
License and registration fees	—	—	4,000	—
TOTAL OPERATING EXPENSE	—	—	22,350	—

NET LOSS	$—	$—	$(22,350)	$—
Net loss per common share – basic and diluted	$(0.00)	$—	$(0.00)	$—
Weighted average common shares outstanding – basic and diluted	3,319,245	—	3,319,245	—

The accompanying notes are an integral part of these financial statements.

CANG BAO TIAN XIA INTERNATIONAL ART TRADE CENTER, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months ended December 31,
	2018	2017
OPERATING ACTIVITIES:
Net Income	$(22,350)	$—
Adjustments to reconcile net loss to net cash (used in) operating activities:
Shares issued for services	—	—
Forgiveness of related party loan	31,446	—
Forgiveness of related party notes payable	5,000	—
Changes in net assets and liabilities:
Accounts payable	5,000	—
NET CASH USED IN OPERATING ACTIVITIES	19,096	—

FINANCING ACTIVITIES:
Payments on related party notes payable	(5,000)	—
Payment on related party loan	(31,446)	—
Proceeds from related party	17,350
NET CASH PROVIDED BY FINANCING ACTIVITIES	(19,096)	—

NET INCREASE IN CASH	—	—

CASH – BEGINNING OF PERIOD	5,000	—
CASH – END OF PERIOD	$5,000	$—

NON CASH INVESTING AND FINANCING ACTIVITIES
Debt forgiveness recorded in additional paid in capital	$36,446	$—

The accompanying notes are an integral part of these financial statements.

CANG BAO TIAN XIA INTERNATIONAL ART TRADE CENTER, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD DECEMBER 31, 2018 and JUNE 30, 2018

Note 1 – Organization and basis of accounting

Basis of Presentation and Organization

Cang Bao Tian Xia International Art Trade Center, Inc., formerly Zhongchai Machinery, Inc., and before that Equicap, Inc., a Nevada corporation (the “Company”, was a manufacturer and distributor of gears and gearboxes and drive axles that were marketed and sold to equipment manufacturers in China.

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

Since the Company had been a public shell company prior to the share exchange, the share exchange was treated as a recapitalization of the Company. As such, the historical financial information prior to the share exchange was that of Usunco and its subsidiaries. Historical share amounts were restated to reflect the effect of the share exchange.

On June 18, 2006, Usunco acquired 100% of IBC Automotive Products Inc (“IBC”), a California Corporation as of May 14, 2004 (date of inception), through a Share Exchange Agreement of 28% of Usunco’s shares. IBC was considered a “predecessor” business to Usunco as its operations constituted the business activities of Usunco formed to consummate the acquisition of IBC. The consolidated financial statements at that time reflected all predecessor statements of income and cash flow activities from the inception of IBC in May 2004.

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

On September 22, 2009, Xinchang Xian Lisheng Machinery Co., Ltd. (“Lisheng”) was incorporated by Zhejiang Zhongchai and two individual investors. Total registered capital of Lisheng was RMB 5 million, of which Zhejiang Zhongchai accounted for 60%. The Company started production of die casting products in 2010 for use in gearboxes, diesel engines and other machinery products.

On December 16, 2009, Zhongchai Machinery and its wholly owned subsidiaries, Usunco and Zhongchai Holding (Hong Kong) Limited, a Hong Kong company (“Zhongchai Holding”), took action to approve transfer of the shares of Zhejiang Zhongchai Machinery Co., from Usunco to Zhongchai Holding. The transfer was completed on December 23, 2009. The purpose of the transfer was to take advantage of the tax treaty between the Peoples Republic of China and the Special Administrative Region of Hong Kong which reduces the withholding tax rate of the PRC on payments to entities outside of China. Usunco, which no longer had any assets after transferring all of them to Zhongchai Holding was subsequently dissolved. The consolidated financial statements continued to account for Zhejiang Zhongchai Machinery Co., in the same manner as before the transfer of the ownership. Shareholder approval by the shareholders of Zhongchai Machinery was not required under Nevada law, as there was no sale of all or substantially all the assets of the Company. The shareholder ownership and shareholder rights of Zhongchai Machinery remained the same as before the transaction.

CANG BAO TIAN XIA INTERNATIONAL ART TRADE CENTER, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD DECEMBER 31, 2018 and JUNE 30, 2018

On April 26, 2010, Zhongchai Holding (Hong Kong) Limited (“Zhongchai Holding”), which owned 75% of the equity in Zhejiang Zhongchai Machinery Co., Ltd. (“Zhejiang Zhongchai”), executed a Share Purchase Agreement (“Share Purchase Agreement”) with Xinchang Keyi Machinery Co., Ltd., (“Keyi”) a corporation incorporated in the People’s Republic of China. Pursuant to the Share Purchase Agreement, Zhongchai Holding purchased the residual 25% equity of Zhejiang Zhongchai Machinery Co., Ltd. (“Zhejiang Zhongchai”) from Keyi at $2.6 million. The Share Purchase Agreement was approved by the local government agency and a new business license was issued as Wholly Foreign Owned Enterprise.

On July 26, 2011, the Company held a Special Meeting of Shareholders. At the special meeting the Company’s shareholders approved an amendment to cease its periodic reporting obligation under the Securities Exchange Act of 1934 and thereby forego many of the expenses associates with operating as a public company subject to SEC reporting obligations.

On July 27, 2011, the Company, the Company approved a 1 for 120 reverse stock split of its then outstanding shares of the Company’s Common Stock.

On July 29, 2011, the Company terminated its registration with the Securities and Exchange Commission. Following such termination, the Company went private. Therefore, it became unclear when and if the Company ceased conducting business operations, as no further information became publicly available.

On May 11, 2018, the eight judicial District Court of Nevada appointed Custodian Ventures, LLC as custodian for the Company, then known as Zhongchai Machinery, Inc., proper notice having been given to the officers and directors of Zhongchai Machinery, Inc. There was no opposition. On May 16, 2018, the Company filed a certificate of revival with the State of Nevada, appointing David Lazar as, President, Secretary, Treasurer and Director. On June 19, 2018, the Company issued 3,096,200 shares of common stock issued at par value of $0.001, to Custodian Ventures, LLC, for services valued at $3,096.20. On June 19, 2018, the Company issued 10,000,000 shares of Series A Preferred Stock issued at par value of $0.001, to Custodian Ventures, LLC, for services valued at $4,000,000.

On July 24, 2018, the Company filed a Form 10 with the Securities and Exchange Commission, to again become a reporting issuer.

As of December 16, 2018, Custodian Ventures LLC (the “Seller”), entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) pursuant to which the Seller agreed to sell to Xingtao Zhou and Yaqin Fu (together, the “Purchaser”), the 3,096,200 common shares and the 10,000,000 preferred shares of the Company (together, the “Shares”) owned by the Seller, for a total purchase price of $375,000. As a result of the sale, and David Lazar’s resignation as sole officer and director of the Company, there was a change of control of the Company. There is no family relationship or other relationship between the Seller and the Purchaser.

In January, 2019, the corporate name of the Company was changed to Cang Bai Tian International Art Trade Center, Inc.

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

CANG BAO TIAN XIA INTERNATIONAL ART TRADE CENTER, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD DECEMBER 31, 2018 and JUNE 30, 2018

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

Recent Accounting Pronouncements

In February 2016, the FASB issued an accounting standards update for leases. The ASU introduces a lessee model that brings most leases on the balance sheet. The new standard also aligns many of the underlying principles of the new lessor model with those in the current accounting guidance as well as the FASB's new revenue recognition standard. However, the ASU eliminates the use of bright-line tests in determining lease classification as required in the current guidance. The ASU also requires additional qualitative disclosures along with specific quantitative disclosures to better enable users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The pronouncement is effective for annual reporting periods beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020, for nonpublic entities using a modified retrospective approach. Early adoption is permitted. The Company is still evaluating the impact that the new accounting guidance will have on its consolidated financial statements and related disclosures and has not yet determined the method by which it will adopt the standard.

Note 4 – Related Party Transactions

As of December 31, 2018, and June 30, 2018, the Company had a loan payable of $0 and $5,000, respectively to David Lazar, Chief Executive Officer. On December 13, 2018, the Company forgave $31,446 of the loan payable to David Lazar. The gain was recorded in additional paid in capital due to its related party nature. As of December 31, 2018, $0 remains outstanding.

On June 15, 2018, the company entered into a promissory notes payable with David Lazar, Chief Executive Officer. The note is unsecured, noninterest bearing and due in 12 months from the date of issuance. On December 13, 2018, the Company forgave $5,000 of the entire amounts owed on this promissory note to David Lazar. The gain was recorded in additional paid in capital due to its related party nature. As of December 31, 2018, $0 remains outstanding.

Note 5 – Stockholders Equity

Common Stock

On June 19, 2018, the Company issued 3,096,200 shares of common stock issued at par value of $0.001, for services valued at $3,096 to Custodian Ventures, LLC, the company controlled by David Lazar. As of December 31, 2018, 3,096,000 shares remain outstanding.

CANG BAO TIAN XIA INTERNATIONAL ART TRADE CENTER, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD DECEMBER 31, 2018 and JUNE 30, 2018

Preferred Stock

The Company is authorized to issue 10,000,000 shares of $.001 par value preferred shares. On June 19, 2018 the Company created 10,000,000 shares of Series A Preferred Stock, out of the 10,000,000 shares that were already authorized. On that same date, the Company issued 10,000,000 shares of the Series A preferred stock to Custodian Ventures LLC, the company controlled by David Lazar, Chief Executive Officer for services valued at $4,000,000.

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

CANG BAO TIAN XIA INTERNATIONAL ART TRADE CENTER, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD DECEMBER 31, 2018 and JUNE 30, 2018

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

As of December 31, 2018, 10,000,000 preferred shares remain outstanding, which are owned by Xingtao Zhou, CEO.

Additional paid in capital

Related party debt forgiveness resulted in an increase in additional paid in capital of $36,446.

Note 6 – Operating expenses

The Company incurred $10,000 in legal expenses, $8,350 in audit and accounting fees and $4,000 in OTC Market registration fees during the six months ended December 31, 2018.

Note 7 – Subsequent Events

The Company evaluates events that occur after the year-end date through the date the financial statements are available to be issued. Accordingly, management has evaluated subsequent events through February 8, 2019, and has determined that there were no subsequent events, requiring adjustment to, or disclosure in, the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Development

The Company's current business objective is to seek a business combination with an operating company. We intend to use the Company's limited personnel and financial resources in connection with such activities. The Company will utilize its capital stock, debt or a combination of capital stock and debt, in effecting a business combination. It may be expected that entering into a business combination will involve the issuance of restricted shares of capital stock. The issuance of additional shares of our capital stock:

•	may significantly reduce the equity interest of our stockholders;
•

will likely cause a change in control if a substantial number of our shares of capital stock are issued, and most likely will also result in the resignation or removal of our present officer and director; and

•	may adversely affect the prevailing market price for our common stock.

Similarly, if we issued debt securities, it could result in:

•	default and foreclosure on our assets if our operating revenues after a business combination were insufficient to pay our debt obligations;
•

acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contained covenants that required the maintenance of certain financial ratios or reserves and any such covenants were breached without a waiver or renegotiations of such covenants;

•	our immediate payment of all principal and accrued interest, if any, if the debt security was payable on demand; and
•	our inability to obtain additional financing, if necessary, if the debt security contained covenants restricting our ability to obtain additional financing while such security was outstanding.

Cang Bao Tian Xia International Art Trade Center, Inc. has administrative offices located at 5-1-1206 Hefeng Jiangan, Nianqing Rd. Meilan District, Haikou, Hainan Province, China 570203.

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

Results of Operations

For the six months ended December 31, 2018 compared to the year ended June 30, 2018

Revenue

For the six months ending December 31, 2018, the Company generated $0 in revenues. For the year ended June 30, 2018, the Company generated $0 in revenues.

Expenses

For the six months ended December 31, 2018, we incurred operating expenses of $22,350. For the year ended June 30, 2018, we incurred operating expenses in the amount of $4,008,096. The decrease in operating expenses is attributable to a $4,000,000 preferred stock valuation for services related to the issuance of that stock to the David Lazar.

Net Loss

For the six months ended December 31, 2018 we incurred a net loss of $22,350. We had net loss of $4,008,096 for the year ended June 30, 2018. The decrease is attributable to a $4,000,000 preferred stock valuation for services related to the issuance of that stock to the David Lazar.

Liquidity and Capital Resources

As of December 31, 2018, the Company has no business operations and $5,000 cash resources other than that provided by Management. We are dependent upon interim funding provided by Management or an affiliated party to pay professional fees and expenses. Management and an affiliated party have provided funding as may be required to pay for accounting fees and other administrative expenses of the Company until the Company enters into a business combination. The Company would be unable to continue as a going concern without interim financing provided by Management. As of December 31, 2018, we had $5,000 in cash. As of June 30, 2018, we had $0 in cash.

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

During the next 12 months we anticipate incurring costs related to:

•	filing of Exchange Act reports;
•	franchise fees, registered agent fees, legal fees and accounting fees; and
•	investigating, analyzing and consummating an acquisition or business combination.

On December 31, 2018 and June 30, 2018, we had $5,000 in current assets and $0 in current assets, respectively. As of December 31, 2018, we had $5,000 in liabilities and stockholders’ deficit, consisting of amounts due to third party vendor. As of June 30, 2018, we had $0 in liabilities.

We had a negative cash flow from operations of $17,350 during the six months ended December 31, 2018. We financed our negative cash flow from operations during the six months ended December 31, 2018 through advances made by David Lazar.

We had zero cash flow from operations during the year ended June 30.

The Company currently plans to satisfy its cash requirements for the next 12 months through borrowings from its CEO or companies affiliated with its CEO and believes it can satisfy its cash requirements so long as it is able to obtain financing from these affiliated parties. The Company expects that money borrowed will be used during the next 12 months to satisfy the Company's operating costs, professional fees and for general corporate purposes. There is no written funding agreement between the Company and Mr. Lazar, our sole officer and director.

The Company has only limited capital. Additional financing is necessary for the Company to continue as a going concern. Our independent auditors have unqualified audit opinion for the years ended June 30, 2018 and 2017 with an explanatory paragraph on going concern.

Off-Balance Sheet Arrangements

As of December 31, 2018 and June 30, 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

As of December 31, 2018 and June 30, 2018, we did not have any contractual obligations.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the six months ended December 31, 2018 and June 30, 2018, and are included elsewhere in this registration statement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of June 30, 2018. Based upon that evaluation, the Company’s CEO concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2018 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the six months ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. - OTHER INFORMATION

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

ITEM 1A. RISK FACTORS

We are smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are included with this report.

Exhibit
Number	Name

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CANG BAO TIAN XIA INTERNATIONAL ART TRADE CENTER, INC.

Date: February 19, 2019	By:	/s/ Xingtao Zhou
Xingtao Zhou, Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial and accounting officer)