Form 10-Q
period 2019-03-31
Cang Bao Tian Xia International Art Trade Center, Inc.
filed 2019-05-14
CIK 1006840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑  No ☐

Securities registered pursuant to Section 12(b) of the Act:  None.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

The number of shares of registrant’s common stock outstanding as of May 1, 2019 was 35,319,245.

FORM 10-Q

CANG BAO TIAN XIA INTERNATIONAL ART TRADE CENTER, INC.

March 31, 2019

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

PART I. - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CANG BAO TIAN XIA INTERNATIONAL ART TRADE CENTER, INC.

BALANCE SHEETS

	March 31, 2019	June 30, 2018
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$—	$5,000
Total current assets	—	5,000

TOTAL ASSETS	$—	$5,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses	$—	$—
Related party notes payable	—	5,000
Loan payable – related party	15,856	14,096
Total current liabilities	15,856	19,096

Commitments and Contingencies

STOCKHOLDERS’ EQUITY
Series A Preferred Stock, 10,000,000 shares authorized at $0.001 per share: 9,992,000 and 10,000,000 shares issued and outstanding as of March 31, 2019 and June 30, 2018, respectively	9,992	10,000
Common stock, par value $0.001 per share; 500,000,000 shares authorized; 35,319,245 and 3,319,245 shares issued and outstanding as of March 31, 2019 and June 30, 2018, respectively	35,319	3,319
Additional paid in capital	20,509,768	20,505,314
Accumulated deficit	(20,570,935)	(20,532,729)
Total stockholders' equity	(15,856)	(14,096)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$—	$5,000

The accompanying notes are an integral part of these financial statements.

CANG BAO TIAN XIA INTERNATIONAL ART TRADE CENTER, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2019	2018	2019	2018

OPERATING EXPENSES:
Legal expense	10,325	300	20,325	300
Audit and accounting expense	3,700	—	12,050	—
License and registration fees	1,181	—	5,181	—
Transfer agent	650	—	650	—
TOTAL OPERATING EXPENSE	15,856	300	38,206	300

NET LOSS	$(15,856)	$(300)	$(38,206)	$(300)
Net loss per common share – basic and diluted	$(0.00)	$—	$(0.00)	$—
Weighted average common shares outstanding – basic and diluted	8,439,245	223,045	8,439,245	223,045

The accompanying notes are an integral part of these financial statements.

CANG BAO TIAN XIA INTERNATIONAL ART TRADE CENTER, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

							Total
	Series A Preferred Stock		Common Stock		Capital	Accumulated	Stockholders'
	Number of Shares	Par Value	Number of Shares	Par Value	Deficiency	Deficit	Deficit

Balance – June 30, 2017	—	$—	223,045	$223	$16,515,314	$(16,515,537)	$—
							—
Shares issued for services -Preferred	10,000,000	10,000			3,990,000		4,000,000
Shares issued for services - Common			3,096,200	3,096			3,096
Net loss	—	—	—	—	—	(4,017,192)	(4,017,192)
Balance – June 30, 2018	10,000,000	$10,000	3,319,245	$3,319	$20,505,314	$(20,532,729)	$(14,096)

Forgiveness of related party loan				—	36,446	—	36,446
Conversion of Preferred stock into common stock	(8,000)	(8)	32,000,000	32,000	(31,992)		—
Net loss	—	—	—	—	—	(38,206)	(38,206)
Balance – March 31, 2019 (Unaudited)	9,992,000	$9,992	35,319,245	$35,319	$20,509,768	$(20,570,935)	$(15,856)

CANG BAO TIAN XIA INTERNATIONAL ART TRADE CENTER, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended March 31,
	2019	2018
OPERATING ACTIVITIES:
Net Income	$(38,206)	$(300)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Shares issued for services	—	—
Forgiveness of related party loan	31,446	—
Forgiveness of related party notes payable	5,000	—
Changes in net assets and liabilities:
NET CASH USED IN OPERATING ACTIVITIES	(1,760)	(300)

FINANCING ACTIVITIES:
Payments on related party notes payable	(5,000)	—
Payment on related party loan	(31,446)	—
Proceeds from related party	33,206	300
NET CASH PROVIDED BY FINANCING ACTIVITIES	(3,240)	300

NET INCREASE IN CASH	(5,000)	—

CASH – BEGINNING OF PERIOD	5,000	—
CASH – END OF PERIOD	$—	$—

NON CASH INVESTING AND FINANCING ACTIVITIES
Debt forgiveness recorded in additional paid in capital	$36,446	$—

The accompanying notes are an integral part of these financial statements.

CANG BAO TIAN XIA INTERNATIONAL ART TRADE CENTER, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD MARCH 31, 2019 and JUNE 30, 2018

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

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD MARCH 31, 2019 and JUNE 30, 2018

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

On December 16, 2018, Custodian Ventures LLC (the “Seller”), entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) pursuant to which the Seller agreed to sell to Xingtao Zhou and Yaqin Fu (together, the “Purchaser”), the 3,096,200 common shares and the 10,000,000 preferred shares of the Company (together, the “Shares”) owned by the Seller, for a total purchase price of $375,000. As a result of the sale, and David Lazar’s resignation as sole officer and director of the Company, there was a change of control of the Company. There is no family relationship or other relationship between the Seller and the Purchaser.

On January 8, 2019, the corporate name of the Company was changed to Cang Bao Tian Xia International Art Trade Center, Inc.

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

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD MARCH 31, 2019 and JUNE 30, 2018

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

Note 4 – Related Party Transactions

As of December 31, 2018, and June 30, 2018, the Company had a loan payable of $0 and $5,000, respectively to David Lazar, Chief Executive Officer. On December 13, 2018, the Company forgave $31,446 of the loan payable to David Lazar. The gain was recorded in additional paid in capital due to its related party nature. As of March 31, 2019, $0 remains outstanding.

On June 15, 2018, the company entered into a promissory notes payable with David Lazar, Chief Executive Officer. The note is unsecured, noninterest bearing and due in 12 months from the date of issuance. On December 13, 2018, the Company forgave $5,000 of the entire amounts owed on this promissory note to David Lazar. The gain was recorded in additional paid in capital due to its related party nature. As of March 31, 2019, $0 remains outstanding.

On December 16, 2018, Custodian Ventures LLC (the “Seller”), entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) pursuant to which the Seller agreed to sell to Xingtao Zhou and Yaqin Fu (together, the “Purchaser”), the 3,096,200 common shares and the 10,000,000 preferred shares of the Company (together, the “Shares”) owned by the Seller, for a total purchase price of $375,000. As a result of the sale, and David Lazar’s resignation as sole officer and director of the Company, there was a change of control of the Company. There is no family relationship or other relationship between the Seller and the Purchaser.

CANG BAO TIAN XIA INTERNATIONAL ART TRADE CENTER, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD MARCH 31, 2019 and JUNE 30, 2018

Note 5 – Stockholders Equity

Common Stock

On June 19, 2018, the Company issued 3,096,200 shares of common stock issued at par value of $0.001, for services valued at $3,096 to Custodian Ventures, LLC, the company controlled by David Lazar.

On February 14, 2019, the Company issued 32,000,000 common shares to shareholders pursuant to the conversion of 8,000 shares of Series A Preferred Stock at a conversion price of $0.0000025 per common share. As of March 31, 2019, 35,319,245 shares remain outstanding.

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

CANG BAO TIAN XIA INTERNATIONAL ART TRADE CENTER, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD MARCH 31, 2019 and JUNE 30, 2018

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

On February 14, 2019, the Company issued 32,000,000 common shares to shareholders pursuant to the conversion of 8,000 shares of Series A Preferred Stock at a conversion price of $0.0000025 per common share.

As of March 31, 2019, 9,992,000 preferred shares remain outstanding, which are owned by Xingtao Zhou, CEO.

Additional paid in capital

Related party debt forgiveness resulted in an increase in additional paid in capital of $36,446. Preferred stock conversion resulted in a $31,992 decrease in additional paid in capital.

Note 6 – Operating expenses

The Company incurred $20,325 in legal expenses, $12,050 in audit and accounting fees, $5,181 in OTC Market registration and Nevada state license fees and $650 transfer agent fees during the nine months ended March 31, 2019.

Note 7 – Subsequent Events

The Company evaluates events that occur after the year-end date through the date the financial statements are available to be issued. Accordingly, management has evaluated subsequent events through May 1, 2019, and has determined that there were no subsequent events, requiring adjustment to, or disclosure in, the financial statements.

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

Results of Operations

For the nine months ended March 31, 2019 compared to the year ended June 30, 2018

Revenue

For the nine months ending March 31, 2019, the Company generated $0 in revenues. For the year ended June 30, 2018, the Company generated $0 in revenues.

Expenses

For the nine months ended March 31, 2019, we incurred operating expenses of $38,206. For the year ended June 30, 2018, we incurred operating expenses in the amount of $4,008,096. The decrease in operating expenses is attributable to a $4,000,000 preferred stock valuation for services related to the issuance of that stock to the David Lazar.

Net Loss

For the nine months ended March 31, 2019 we incurred a net loss of $38,206.  We had net loss of $4,008,096 for the year ended June 30, 2018. The decrease is attributable to a $4,000,000 preferred stock valuation for services related to the issuance of that stock to the David Lazar.

Liquidity and Capital Resources

As of March 31, 2019, the Company has no business operations and $5,000 cash resources other than that provided by Management. We are dependent upon interim funding provided by Management or an affiliated party to pay professional fees and expenses.  Management and an affiliated party have provided funding as may be required to pay for accounting fees and other administrative expenses of the Company until the Company enters into a business combination. The Company would be unable to continue as a going concern without interim financing provided by Management. As of March 31, 2019, we had $5,000 in cash. As of June 30, 2018, we had $0 in cash.

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

On March 31, 2019 and June 30, 2018, we had $5,000 in current assets and $0 in current assets, respectively. As of March 31, 2019, we had $5,000 in liabilities and stockholders’ deficit, consisting of amounts due to third party vendor. As of June 30, 2018, we had $0 in liabilities.

We had a positive cash flow from operations of $3,240 during the nine months ended March 31, 2019. We financed our negative cash flow from operations during the nine months ended March 31, 2019 through advances made by David Lazar.

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

Off-Balance Sheet Arrangements

As of March 31, 2019 and June 30, 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

As of March 31, 2019 and June 30, 2018, we did not have any contractual obligations.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the nine months ended March 31, 2019 and June 30, 2018, and are included elsewhere in this registration statement.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of June 30, 2018. Based upon that evaluation, the Company’s CEO concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2019 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the nine months ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

CANG BAO TIAN XIA INTERNATIONAL ART TRADE CENTER, INC.

Date: May 14, 2019	By:	/s/ Xingtao Zhou
Xingtao Zhou, Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial and accounting officer)