Form 10-K
period 2019-06-30
Cang Bao Tian Xia International Art Trade Center, Inc.
filed 2019-09-19
CIK 1006840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended June 30, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $0.001 par value

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

The aggregate market value of the voting and non-voting common equity held by non-afﬁliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second ﬁscal quarter.

The number of shares of registrant’s common stock outstanding as of July 30, 2019 was 35,319,245.

FORM 10-K

CANG BAO TIAN XIA INTERNATIONAL ART TRADE CENTER, INC.

June 30, 2019

i

FORWARD LOOKING STATEMENTS

Some discussions in this Annual Report on Form 10-K contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These statements involve risks and uncertainties and relate to future events or future financial performance. A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this Form 10-K. Forward-looking statements are often identified by words such as “believe,” “expect,” “estimate,” “anticipate,” “intend,” “project,” “plans,” “seek” and similar expressions or words which, by their nature, refer to future events. In some cases, you can also identify forward-looking statements by terminology such as “may,” “will,” “should,” “plans,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology.

These forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” below that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In addition, you are directed to factors discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section as well as those discussed elsewhere in this Form 10-K.

 Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results. However, readers should carefully review the risk factors set forth in other reports or documents the Company files from time to time with the Securities and Exchange Commission (the “SEC”), particularly the Company’s Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K. All written and oral forward-looking statements made subsequent to the date of this report and attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section.

As used in this Form 10-K, “we,” “us,” and “our” refer to Team 360 Sports, Inc., which is also sometimes referred to as the “Company.”

YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS

The forward-looking statements made in this report on Form 10-K relate only to events or information as of the date on which the statements are made in this report on Form 10-K. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, after the date on which the statements are made or to reflect the occurrence of unanticipated events. You should read this report and the documents that we reference in this report, including documents referenced by incorporation, completely and with the understanding that our actual future results may be materially different from what we expect or hope.

ii

PART I

ITEM 1. BUSINESS.

Corporate History

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

On January 8, 2019, the corporate name of the Company was changed to Cang Bao Tian Xia International Art Trade Center, Inc., and its trading symbol was changed shortly thereafter to TXCB.

Business

Business Objectives of the Company

Since the custodial proceedings, the Company had no business operations. Management has determined to direct its efforts and limited resources to pursue potential new business opportunities. The Company does not intend to limit itself to a particular industry and has not established any particular criteria upon which it shall consider a business opportunity.

The Company's common stock is subject to quotation on the OTC Pink Sheets under the symbol TXCB. There is currently only a limited trading market in the Company's shares nor do we believe that any active trading market has existed for approximately the last 5 years. There can be no assurance that there will be an active trading market for our securities following the effective date of this registration statement under the Exchange Act. In the event that an active trading market commences, there can be no assurance as to the market price of our shares of common stock, whether any trading market will provide liquidity to investors, or whether any trading market will be sustained.

Management of the Company (“Management”) would have substantial flexibility in identifying and selecting a prospective new business opportunity. The Company is dependent on the judgment of its Management in connection with this process. In connection with an evaluation of a prospective or potential business opportunity, Management may be expected to conduct a due diligence review.

The time and costs required to pursue new business opportunities, which includes negotiating and documenting relevant agreements and preparing requisite documents for filing pursuant to applicable securities laws, can not be ascertained with any degree of certainty.

Management intends to devote such time as it deems necessary to carry out the Company's affairs. The exact length of time required for the pursuit of any new potential business opportunities is uncertain. No assurance can be made that we will be successful in our efforts. We cannot project the amount of time that our Management will actually devote to the Company's plan of operation.

The Company intends to conduct its activities so as to avoid being classified as an "Investment Company" under the Investment Company Act of 1940, and therefore avoid application of the costly and restrictive registration and other provisions of the Investment Company Act of 1940 and the regulations promulgated thereunder.

Company is a Blank Check Company

At present, the Company is a development stage company with no revenues, no assets and no specific business plan or purpose. The Company's business plan is to seek new business opportunities or to engage in a merger or acquisition with an unidentified company. As a result, the Company is a "blank check company" and, as a result, any offerings of the Company's securities under the Securities Act of 1933, as amended (the "Securities Act") must comply with Rule 419 promulgated by the Securities and Exchange Commission (the "SEC") under the Act. The Company's Common Stock is a "penny stock," as defined in Rule 3a51-1 promulgated by the SEC under the Securities Exchange Act. The Penny Stock rules require a broker-dealer, prior to a transaction in penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about Penny Stocks and the nature and level of risks in the penny stock market.

The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its sales person in the transaction, and monthly account statements showing the market value of each Penny Stock held in the customer's account. In addition, the Penny Stock rules require that the broker-dealer, not otherwise exempt from such rules, must make a special written determination that the Penny Stock is suitable for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure rules have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the Penny Stock rules. So long as the common stock of the Company is subject to the Penny Stock rules, it may be more difficult to sell the Company's common stock.

We are a “Shell Company,” as defined in Rule 405 promulgated by the SEC under the Securities Act. A Shell Company is one that has no or nominal operations and either: (i) no or nominal assets; or (ii) assets consisting primarily of cash or cash equivalents. As a Shell Company, we are restricted in our use of Registrations on Form S-8 under the Securities Act; the lack of availability of the use of Rule 144 by security holders; and the lack of liquidity in our stock.

Form S-8

Shell companies are prohibited from using Form S-8 to register securities under the Securities Act. If a company ceases to be a Shell Company, it may use Form S-8 sixty calendar days, provided it has filed all reports and other materials required to be filed under the Exchange Act during the preceding 12 months (or for such shorter period that it has been required to file such reports and materials after the company files "Form 10 information," which is information that a company would be required to file in a registration statement on Form 10 if it were registering a class of securities under Section 12 of the Exchange Act. This information would normally be reported on a current report on Form 8-K reporting the completion of a transaction that caused the company to cease being a Shell Company.

Unavailability of Rule 144 for Resale

Rule 144(i) "Unavailability to Securities of Issuers With No or Nominal Operations and No or Nominal Non-Cash Assets" provides that Rule 144 is not available for the resale of securities initially issued by an issuer that is a Shell Company. We have identified our company as a Shell Company and, therefore, the holders of our securities may not rely on Rule 144 to have the restriction removed from their securities without registration or until the Company is no longer identified as a Shell Company and has filed all requisite periodic reports under the Exchange Act for the period of twelve (12) months.

As a result of our classification as a Shell Company, our investors are not allowed to rely on the "safe harbor" provisions of Rule 144, promulgated pursuant to the Securities Act, so as not to be considered underwriters in connection with the sale of our securities until one year from the date that we cease to be a Shell Company. This will likely make it more difficult for us to attract additional capital through subsequent unregistered offerings because purchasers of securities in such unregistered offerings will not be able to resell their securities in reliance on Rule 144, a safe harbor on which holders of restricted securities usually rely to resell securities.

Very Limited Liquidity of our Common Stock

Our common stock rarely trades on the OTC Pink Sheet Market, as there is no active market maker in our common stock. As a result, there is only limited liquidity in our common stock.

We will be deemed a blank check company under Rule 419 of the Securities Act

The provisions of Rule 419 apply to registration statements filed under the Securities Act by a blank check company, such as the Company. Rule 419 requires that a blank check company filing a registration statement deposit the securities being offered and proceeds of the offering into an escrow or trust account pending the execution of an agreement for an acquisition or merger. While we are not currently registering shares for an offering, we may do so in the future.

In addition, an issuer is required to file a post-effective amendment to a registration statement upon the execution of an agreement for an acquisition or merger. The rule provides procedures for the release of the offering funds, if any, in conjunction with the post effective acquisition or merger. The obligations to file post-effective amendments are in addition to the obligations to file Forms 8-K to report for both the entry into a material definitive (non-ordinary course of business) agreement and the completion of the transaction. Rule 419 applies to both primary and re-sale or secondary offerings.

Within five (5) days of filing a post-effective amendment setting forth the proposed terms of an acquisition, the Company must notify each investor whose shares are in escrow, if any. Each such investor then has no fewer than 20 and no greater than 45 business days to notify the Company in writing if they elect to remain an investor. A failure to reply indicates that the person has elected to not remain an investor. As all investors are allotted this second opportunity to determine to remain an investor, acquisition agreements should be conditioned upon enough funds remaining in escrow to close the transaction.

Effecting a business combination

Prospective investors in the Company's common stock will not have an opportunity to evaluate the specific merits or risks of any of the one or more business combinations that we may undertake A business combination may involve the acquisition of, or merger with, a company which needs to raise substantial additional capital by means of being a publicly trading company, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various Federal and State securities laws. A business combination may involve a company which may be financially unstable or in its early stages of development or growth.

The Company has not identified a target business or target industry

The Company's effort in identifying a prospective target business will not be limited to a particular industry and the Company may ultimately acquire a business in any industry Management deems appropriate. To date, the Company has not selected any target business on which to concentrate our search for a business combination. While the Company intends to focus on target businesses in the United States, it is not limited to U.S. entities and may consummate a business combination with a target business outside of the United States. Accordingly, there is no basis for investors in the Company's common stock to evaluate the possible merits or risks of the target business or the particular industry in which we may ultimately operate. To the extent we effect a business combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, to the extent that we effect a business combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. An extremely high level of risk frequently characterizes many industries which experience rapid growth. In addition, although the Company's Management will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

Sources of target businesses

Our Management anticipates that target business candidates will be brought to our attention from various unaffiliated sources, including securities broker-dealers, investment bankers, venture capitalists, bankers and other members of the financial community, who may present solicited or unsolicited proposals. Our Management may also bring to our attention target business candidates. While we do not presently anticipate engaging the services of professional firms that specialize in business acquisitions on any formal basis, we may engage these firms in the future, in which event we may pay a finder's fee or other compensation in connection with a business combination. In no event, however, will we pay Management any finder's fee or other compensation for services rendered to us prior to or in connection with the consummation of a business combination.

Selection of a target business and structuring of a business combination

Management owns 93.28% of the issued and outstanding shares of common stock and 100% of the issued and outstanding preferred shares of the Company, and will have broad flexibility in identifying and selecting a prospective target business. In evaluating a prospective target business, our Management will consider, among other factors, the following:

•	financial condition and results of operation of the target company;
•	growth potential;
•	experience and skill of Management and availability of additional personnel;
•	capital requirements;
•	competitive position;
•	stage of development of the products, processes or services;
•	degree of current or potential market acceptance of the products, processes or services;
•	proprietary features and degree of intellectual property or other protection of the products, processes or services;
•	regulatory environment of the industry; and
•	costs associated with effecting the business combination.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our Management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct a due diligence review which will encompass, among other things, meetings with incumbent Management and inspection of facilities, as well as review of financial and other information which will be made available to us.

We will endeavor to structure a business combination so as to achieve the most favorable tax treatment to us, the target business and both companies' stockholders. However, there can be no assurance that the Internal Revenue Service or applicable state tax authorities will necessarily agree with the tax treatment of any business combination we consummate.

The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us.

Probable lack of business diversification

While we may seek to effect business combinations with more than one target business, it is more probable that we will only have the ability to effect a single business combination, if at all. Accordingly, the prospects for our success may be entirely dependent upon the future performance of a single business. Unlike other entities which may have the resources to complete several business combinations with entities operating in multiple industries or multiple areas of a single industry, it is probable that we will lack the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may:

•

subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination, and

•	result in our dependency upon the development or market acceptance of a single or limited number of products, processes or services.

Limited ability to evaluate the target business' Management

We cannot assure you that our assessment of the target business' Management will prove to be correct. In addition, we cannot assure you that the future Management will have the necessary skills, qualifications or abilities to manage a public company intending to embark on a program of business development. Furthermore, the future role of our director, if any, in the target business cannot presently be stated with any certainty.

While it is possible that our director will remain associated in some capacity with us following a business combination, it is unlikely that he will devote his full efforts to our affairs subsequent to a business combination. Moreover, we cannot assure you that our director will have significant experience or knowledge relating to the operations of the particular target business.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent Management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent Management.

Our auditors have expressed substantial doubt about our ability to continue as a going concern

Our audited financial statements for the years ended June 30, 2018 and 2017, were prepared using the assumption that we will continue our operations as a going concern. Our independent accountants in their audit report have expressed substantial doubt about our ability to continue as a going concern. Our operations are dependent on our ability to raise sufficient capital or complete business combination as a result of which we become profitable. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. There is not enough cash on hand to fund our administrative expenses and operating expenses for the next twelve months. Therefore, we may be unable to continue operations in the future as a going concern. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in the Company's shares of common stock.

Competition

In identifying, evaluating and selecting a target business, we expect to encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations, either directly or through affiliates. Many if not virtually most of these competitors possess far greater financial, human and other resources compared to our resources. While we believe that there are numerous potential target businesses that we may identify, our ability to compete in acquiring certain of the more desirable target businesses will be limited by our limited financial and human resources. Our inherent competitive limitations are expected by Management to give others an advantage in pursuing the acquisition of a target business that we may identify and seek to pursue. Further, any of these limitations may place us at a competitive disadvantage in successfully negotiating a business combination. Our Management believes, however, that our status as a reporting public entity with potential access to the United States public equity markets may give us a competitive advantage over certain privately-held entities having a similar business objective in acquiring a desirable target business with growth potential on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from existing competitors of the business we acquire. In particular, certain industries which experience rapid growth frequently attract an increasingly larger number of competitors, including those with far greater financial, marketing, technical and other resources than the initial competitors in the industry in which we seek to operate. The degree of competition characterizing the industry of any prospective target business cannot presently be ascertained. We cannot assure you that, subsequent to a business combination, we will have the resources to compete effectively, especially to the extent that the target business is in a high-growth industry.

Employees

Xingtao Zhou -- President, Chief Executive Officer, Chief Financial Officer (Principal Accounting Officer), Chairman of the Board of Directors

Mr. Zhou has served as the chairman and founder of Hainan Cang Bao Tian Xia Artwork Co. Ltd. since 2017 and Cang Bao Ge (Hong Kong) Arts Co., Ltd since 2012. From 2009 to 2012, Mr. Zhou served as the president of Yi Hua Cultural Diffusion Co., Ltd. Mr. Zhou served as the curator of the Yin Yuan Min Su Museum from 2003 to 2009 and as the vice curator from 1999 to 2003. Mr. Zhou received a bachelor’s degree in International Business from Southwestern University of Finance and Economics.

Liang Tan, Director

Liang Tan has served as the general manager of Shanghai Qingsheng Investment Co., Ltd. since 2017. Mr. Tan served as the deputy general manager of Shanghai Daren Asset Management Co., Ltd. from 2013 to 2016.

.

Conflicts of Interest

The Company's Management is not required to commit its full time to the Company's affairs. As a result, pursuing new business opportunities may require a longer period of time than if Management would devote full time to the Company's affairs. Management is not precluded from serving as an officer or director of any other entity that is engaged in business activities similar to those of the Company. Management has not identified and is not currently negotiating a new business opportunity for us. In the future, Management may become associated or affiliated with entities engaged in business activities similar to those we intend to conduct. In such event, Management may have conflicts of interest in determining to which entity a particular business opportunity should be presented. In the event that the Company's Management has multiple business affiliations, our Management may have legal obligations to present certain business opportunities to multiple entities. In the event that a conflict of interest shall arise, Management will consider factors such as reporting status, availability of audited financial statements, current capitalization and the laws of jurisdictions. If several business opportunities or operating entities approach Management with respect to a business combination, Management will consider the foregoing factors as well as the preferences of the Management of the operating company. However, Management will act in what it believes will be in the best interests of the shareholders of the Company. The Company shall not enter into a transaction with a target business that is affiliated with Management.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

None.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

There is no established public trading market for our securities and a regular trading market may not develop, or if developed, may not be sustained. A stockholder in all likelihood, therefore, will not be able to resell his or her securities should he or he desire to do so when eligible for public resale. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops. We have no plans, proposals, arrangements, or understandings with any person with regard to the development of a trading market in any of our securities.

Penny Stock Considerations

Our shares likely will be “penny stocks” as that term is generally defined in the Exchange Act and the rules and regulations promulgated thereunder to mean equity securities with a price of less than $5.00. Our shares thus will be subject to rules that impose sales practice and disclosure requirements on broker-dealers who engage in certain transactions involving a penny stock.

Under the penny stock regulations, a broker-dealer selling a penny stock to anyone other than an established customer or accredited investor must make a special suitability determination regarding the purchaser and must receive the purchaser’s written consent to the transaction prior to the sale. Generally, an individual with a net worth in excess of $1,000,000 or annual income exceeding $200,000 individually or $300,000 together with his or her spouse is considered an accredited investor. In addition, under the penny stock regulations the broker-dealer is required to:

•

Deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;

•	Disclose commissions payable to the broker-dealer and our registered representatives and current bid and offer quotations for the securities;
•

Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer’s account, the account’s value and information regarding the limited market in penny stocks; and

•

Make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction, prior to conducting any penny stock transaction in the customer’s account.

Because of these regulations, broker-dealers may encounter difficulties in their attempt to sell shares of our Common Stock, which may affect the ability of Selling Stockholders or other holders to sell their shares in the secondary market and have the effect of reducing the level of trading activity in the secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities, if our securities become publicly traded. In addition, the liquidity for our securities may be decreased, with a corresponding decrease in the price of our securities. Our shares in all probability will be subject to such penny stock rules and our stockholders will, in all likelihood, find it difficult to sell their securities.

OTC Bulletin Board Qualification for Quotation

To have our shares of Common Stock on the OTC Bulletin Board, a market maker must file an application on our behalf in order to make a market for our Common Stock. We have not had conversations with nor engaged any market maker to file our application on Form 211 with FINRA. No Assurances can be made that we will be able to obtain a sponsor to file our application.

Stockholders

As of the date of this Annual Report, we had 45 holders of record of our Common Stock.

Dividends

We have not declared any cash dividends on our Common Stock since our inception and do not anticipate paying such dividends in the foreseeable future. Any decisions as to future payments of dividends will depend on our earnings and financial position and such other facts, as the Board of Directors deems relevant.

ITEM 6. SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company for the fiscal years ended June 30, 2019 and 2018. The discussion and analysis that follows should be read together with our financial statements and the notes to the financial statements included elsewhere in this Annual Report on Form 10-K. Except for historical information, the matters discussed in this section are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company’s control. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report.

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

Results of Operations

Comparison of twelve-month periods ended June 30, 2019 and 2018

Revenue

For the year ended June 30, 2019, the Company generated $0 in revenues. For the year ended June 30, 2018, the Company generated $0 in revenues.

Expenses

For the year ended June 30, 2019, we incurred operating expenses of $48,856. For the year ended June 30, 2018, we incurred operating expenses in the amount of $4,017,192. The decrease in operating expenses is attributable to a $4,000,000 preferred stock valuation for services related to the issuance of that stock to the David Lazar.

Net Loss

For the year ended June 30, 2019 we incurred a net loss of 48,856.  We had net loss of $4,017,192 for the year ended June 30, 2018. The decrease is attributable to a $4,000,000 preferred stock valuation for services related to the issuance of that stock to the David Lazar.

Liquidity and Capital Resources

As of June 30, 2019, the Company has no business operations and $5,000 cash resources other than that provided by Management. We are dependent upon interim funding provided by Management or an affiliated party to pay professional fees and expenses.  Management and an affiliated party have provided funding as may be required to pay for accounting fees and other administrative expenses of the Company until the Company enters into a business combination. The Company would be unable to continue as a going concern without interim financing provided by Management. As of June 30, 2019, we had $0 in cash. As of June 30, 2018, we had $0 in cash.

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

During the next 12 months we anticipate incurring costs related to:

•	filing of Exchange Act reports;
•	franchise fees, registered agent fees, legal fees and accounting fees; and
•	investigating, analyzing and consummating an acquisition or business combination.

Cash Flows:

	For the years ended
	June 30,
	2019	2018
Cash Flows from Operating Activities	$(1,759)	$(14,096)
Cash Flows from Investing Activities	—	—
Cash Flows from Financing Activities	(3,240)	19,096
Effects of Currency Translations	—	—
Net increase in cash	$(5,000)	$5,000

On June 30, 2019 and 2018, we had $0 in current assets and $5,000 in current assets, respectively. As of June 30, 2019, we had $25,506 in liabilities and stockholders’ deficit, consisting of amounts due to third party vendor. As of June 30, 2018, we had $0 in liabilities.

We had a positive cash flow from operations of $1,759 during the year ended June 30, 2019. We financed our negative cash flow from operations during the 12 months ended June 30, 2019 through advances made by Xingtao Zhou.

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

Off-Balance Sheet Arrangements

As of June 30, 2019 and 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

As of June 30, 2019 and 2018, we did not have any contractual obligations.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the twelve months ended June 30, 2019 and 2018, and are included elsewhere in this registration statement.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements annexed to this Form 10-K for the year ended June 30, 2019 begin on page F-1 and have been audited by our independent accountants, BF Borgers CPA PC.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, Xingtao Zhou, who is our Chairman, Founder, Chief executive officer and Chief financial officer, as of June 30, 2019, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer has concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission's rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our Chief Executive Officer,  as appropriate to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rules 13a-15(f) under the Securities Exchange Act of 1934, internal control over financial reporting is a process designed by, or under the supervision of, Xingtao Zhou, the Company's Chief Executive Officer, and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

The Company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records, that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company's assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company's management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

 Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting at June 30, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on that assessment under those criteria, management has determined that, as of June 30, 2019, our internal control over financial reporting was not effective.

Our internal controls are not effective for the following reasons: (i) there is an inadequate segregation of duties consistent with control objectives as management is comprised of only two persons, one of which is the Company's principal executive officer and principal financial officer and, (ii) the Company does not have an audit committee with a financial expert, and thus the Company lacks the board oversight role within the financial reporting process.

In order to mitigate the foregoing material weakness, we have engaged an outside accounting consultant with significant experience in the preparation of financial statements in conformity with GAAP to assist us in the preparation of our financial statements to ensure that these financial statements are prepared in conformity with GAAP. We will continue to monitor the effectiveness of this action and make any changes that our management deems appropriate.

We would need to hire additional staff to provide greater segregation of duties. Currently, it is not feasible to hire additional staff to obtain optimal segregation of duties. Management will continue to reassess this matter to determine whether improvement in segregation of duty is feasible. In addition, we would need to expand our board to include independent members.

Going forward, we intend to evaluate our processes and procedures and, where practicable and resources permit, implement changes in order to have more effective controls over financial reporting.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to the exemption provided to issuers that are not "large accelerated filers" nor "accelerated filers" under the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Neither the Company, its property, nor any of its directors or officers is a party to any pending legal proceeding, nor have they been subject to a bankruptcy petition filed against them. None of its officers or directors have been convicted in, nor is subject to, any criminal proceeding.

The names and ages of the directors and executive officers of the Company and their positions with the Company are as follows:

Name	Age	Position
Xingtao Zhou	40	President, Chief Executive Officer, Chief Financial Officer (Principal Accounting Officer), Chairman of the Board
Liang Tan	56	Director

Xingtao Zhou -- President, Chief Executive Officer, Chief Financial Officer (Principal Accounting Officer), Chairman of the Board of Directors.

Mr. Zhou has served as the chairman and founder of Hainan Cang Bao Tian Xia Artwork Co. Ltd. since 2017 and Cang Bao Ge (Hong Kong) Arts Co., Ltd since 2012. From 2009 to 2012, Mr. Zhou served as the president of Yi Hua Cultural Diffusion Co., Ltd. Mr. Zhou served as the curator of the Yin Yuan Min Su Museum from 2003 to 2009 and as the vice curator from 1999 to 2003. Mr. Zhou received a bachelor’s degree in International Business from Southwestern University of Finance and Economics.

Liang Tan, Director

Liang Tan has served as the general manager of Shanghai Qingsheng Investment Co., Ltd. since 2017. Mr. Tan served as the deputy general manager of Shanghai Daren Asset Management Co., Ltd. from 2013 to 2016.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation. The following table summarizes, for each of 2019 and 2018 the compensation awarded, paid to or earned by our President, CEO and Chairman of the Board of Directors, Xingtao Zhou and our former CEO, David Lazar who are compensated for their services to the Company; no other officer receives compensation from the Company.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Xingtao Zhou (1)	2019	0	—	—	—	—	—	—	—
President CEO,CFO, (Principal Accounting Officer) Chairman

David Lazar (1)	2018	—	—	4,003,096	—	—	—	—	4,003,096
former CEO

———————

(1)

Mr. Lazar resigned as CEO on December 28, 2018, when the change of control was completed. Our two current directors and sole officer do not presently receive cash compensation for their services to us.

The Company has no stock option, retirement, pension, or profit sharing programs for the benefit of directors, officers or other employees, but our officers and directors may recommend adoption of one or more such programs in the future.

The Company does not have a standing compensation committee, audit committee, nomination committee, or committees performing similar functions. We anticipate that we will form such committees of the Board of Directors once we have a full Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of April 2, 2018, with respect to the beneficial ownership of our common stock for (i) each director and officer, (ii) all of our directors and officers as a group, and (iii) each person known to us to own beneficially five percent (5%) or more of the outstanding shares of our common stock. As of July 30, 2019 there were 35,319,245 shares of common stock outstanding.

Name and Address of Beneficial Owner (1)	Class of Securities	Shares Beneficially Owned	Percentage Owned (3)

Directors and Executive Officers

Xingtao Zhou,	Preferred Stock	10,000,000	100%
Chief Executive Officer, Chief Financial Officer, President and Chairman	Common Stock	17,904,771	50.69%

Yaqin Fu (2)	Common Stock	663,849	1.88%

All Officers and Directors	Common Stock	18,568,620	52.57%

5% Stockholders

Li Ren	Common Stock	1,763,200	5.00%

———————

(1)

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Pursuant to the rules of the SEC, shares of common stock which an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be beneficially owned and outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

(2)	Yaqin Fu is the wife of Liang Tan, a director of the Company, and therefore Mr. Tan may be deemed to be the beneficial owner of the shares owned by Ms. Fu.

(3)	Based on 35,319,245 shares of our Common Stock issued and outstanding as of July 30, 2019.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

There is no family relationship between the two directors. The new directors and officer have no material plan, contract or arrangement (written or not written) to which either is a party, or in which either participates, that is entered into, or a material amendment, in connection with any grant or award to any either person or modification thereto, under any such plan, contract or arrangement.

The following table shows the relationship of stockholders of the Company's common stock and their relationship to officers, directors and principal stockholders of the Company:

Name	Shares	Relationship to
Yaqin Fu	663,849	Wife of Liang Tan*

Related Party Transactions

As of December 31, 2018, and June 30, 2018, the Company had a loan payable of $0 and $5,000, respectively to David Lazar, Chief Executive Officer. On December 13, 2018, the Company forgave $31,446 of the loan payable to David Lazar. The gain was recorded in additional paid in capital due to its related party nature. As of June 30, 2019, $0 remains outstanding.

On June 15, 2018, the company entered into a promissory notes payable with David Lazar, Chief Executive Officer. The note is unsecured, noninterest bearing and due in 12 months from the date of issuance. On December 13, 2018, the Company forgave $5,000 of the entire amounts owed on this promissory note to David Lazar. The gain was recorded in additional paid in capital due to its related party nature. As of June 30, 2019, $0 remains outstanding.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the fees paid or accrued by us for the audit and other services provided by BF Borges PC, for the fiscal periods shown.

	June 30,	June 30,
	2019	2018
Audit Fees	$13,100	$—
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$13,100	$—

Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by the above auditors in connection with statutory and regulatory fillings or engagements.

Audit-Related Fees" are fees for assurance and related services by the principal accountant that are traditionally performed by the principal accountant and which are "reasonably related to the performance of the audit or review of the registrant's financial statements.

In the absence of a formal audit committee, the full Board of Directors pre-approves all audit and non-audit services to be performed by the independent registered public accounting firm in accordance with the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended. The Board of Directors pre-approved 100% of the audit, audit-related and tax services performed by the independent registered public accounting firm for the fiscal years ended June 30, 2019 and 2018. The percentage of hours expended on the principal accountant’s engagement to audit the Company’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was 0%.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this Annual Report:

(a)  Financial Statements:

(b)  Exhibits:

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

ITEM 16. FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CANG BAO TIAN XIA INTERNATIONAL ART TRADE CENTER, INC.

Date: September 19, 2019	By:	/s/ Xingtao Zhou
Xingtao Zhou, Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial and accounting officer)

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Cang Bao Tian Xia International Art Trade Center, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Cang Bao Tian Xia International Art Trade Center, Inc. (the "Company") as of June 30, 2019 and 2018, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s minimal activities raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2018

Lakewood, CO

September 19, 2019

CANG BAO TIAN XIA INTERNATIONAL ART TRADE CENTER, INC.

BALANCE SHEETS

	June 30, 2019	June 30, 2018

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$—	$5,000
Total current assets	—	5,000

TOTAL ASSETS	$—	$5,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses	$10,650	$—
Related party notes payable	—	5,000
Loan payable – related party	15,856	14,096
Total current liabilities	26,506	19,096

Commitments and Contingencies

STOCKHOLDERS’ DEFICIT
Series A Preferred Stock, 10,000,000 shares authorized at $0.001 per share: 9,992,000 and 10,000,000 shares issued and outstanding as of June 30, 2019 and 2018, respectively	9,992	10,000
Common stock, par value $0.001 per share; 500,000,000 shares authorized; 35,319,245 and 3,319,245 shares issued and outstanding as of June 30, 2019 and 2018, respectively	35,319	3,319
Additional paid in capital	20,509,768	20,505,314
Accumulated deficit	(20,581,585)	(20,532,729)
Total stockholders' deficit	(26,506)	(14,096)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$—	$5,000

The accompanying notes are an integral part of these financial statements.

CANG BAO TIAN XIA INTERNATIONAL ART TRADE CENTER, INC.

STATEMENTS OF OPERATIONS

	For the years ended
	June 30,
	2019	2018

OPERATING EXPENSES:
Related party professional fees – preferred stock	$—	$4,000,000
Related party professional fees – common stock	—	3,096
Legal expense	25,750	5,300
Audit and accounting expense	16,550	—
License and registration fees	5,256	8,796
Transfer agent	1,300	—
TOTAL OPERATING EXPENSE	48,856	4,017,192

NET LOSS	$(48,856)	$(4,017,192)
Net loss per common share – basic and diluted	$(0.00)	$(12.37)
Weighted average common shares outstanding – basic and diluted	15,154,861	324,838

The accompanying notes are an integral part of these financial statements.

CANG BAO TIAN XIA INTERNATIONAL ART TRADE CENTER, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

							Total
	Series A Preferred Stock		Common Stock		Capital	Accumulated	Stockholders'
	Number of Shares	Par Value	Number of Shares	Par Value	Deficiency	Deficit	Deficit

Balance – June 30, 2017	—	$—	223,045	$223	$16,515,314	$(16,515,537)	$—
							—
Shares issued for services -Preferred	10,000,000	10,000			3,990,000		4,000,000
Shares issued for services - Common			3,096,200	3,096			3,096
Net loss	—	—	—	—	—	(4,017,192)	(4,017,192)
Balance – June 30, 2018	10,000,000	$10,000	3,319,245	$3,319	$20,505,314	$(20,532,729)	$(14,096)

Forgiveness of related party loan				—	36,446	—	36,446
Conversion of Preferred stock into common stock	(8,000)	(8)	32,000,000	32,000	(31,992)		—
Net loss	—	—	—	—	—	(48,856)	(48,856)
Balance – June 30, 2019	9,992,000	$9,992	35,319,245	$35,319	$20,509,768	$(20,581,585)	$(26,506)

CANG BAO TIAN XIA INTERNATIONAL ART TRADE CENTER, INC.

STATEMENTS OF CASH FLOWS

	For the years ended June 30,
	2019	2018
OPERATING ACTIVITIES:
Net Income	$(48,856)	$(4,017,192)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Shares issued for services	—	4,003,096
Forgiveness of related party loan	31,446	—
Forgiveness of related party notes payable	5,000	—
Changes in net assets and liabilities:
Accounts payable and accrued expenses	10,650
NET CASH USED IN OPERATING ACTIVITIES	(1,760)	(14,096)

FINANCING ACTIVITIES:
Payments on related party notes payable	(5,000)	—
Payment on related party loan	(31,446)	—
Proceeds from related party notes payable	—	5,000
Proceeds from related party	33,206	14,096
NET CASH PROVIDED BY FINANCING ACTIVITIES	(3,240)	19,096

NET (DECREASE) INCREASE IN CASH	(5,000)	5,000

CASH – BEGINNING OF PERIOD	5,000	—
CASH – END OF PERIOD	$—	$5,000

NON CASH INVESTING AND FINANCING ACTIVITIES
Debt forgiveness recorded in additional paid in capital	$36,446	$—

The accompanying notes are an integral part of these financial statements.

CANG BAO TIAN XIA INTERNATIONAL ART TRADE CENTER, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD JUNE 30, 2019 and 2018

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

FOR THE PERIOD JUNE 30, 2019 and 2018

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

On January 08, 2019, the corporate name of the Company was changed to Cang Bao Tian Xia International Art Trade Center, Inc.

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

FOR THE PERIOD JUNE 30, 2019 and 2018

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

Income Taxes

The Company accounts for income taxes pursuant to FASB ASC Topic 740, Income Taxes.  Under FASB ASC Topic 740, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes.  The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

The Company maintains a valuation allowance with respect to deferred tax assets.  The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period.  Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carry-forward period under the Federal tax laws.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the reliability of the related deferred tax asset.  Any change in the valuation allowance will be included in income in the year of the change in estimate.

Fair Value Measurement

The Company values its amounts due to related partings and short term loans payable under FASB ASC 820 which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

CANG BAO TIAN XIA INTERNATIONAL ART TRADE CENTER, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD JUNE 30, 2019 and 2018

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

The three levels of the fair value hierarchy are as follows:

Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, marketable securities and listed equities.

Level 2 – Valuations for assets and liabilities that can be obtained from readily available pricing sources via independent providers for market transactions involving similar assets or liabilities. The Company’s principal markets for these securities are the secondary institutional markets, and valuations are based on observable market data in those markets.

Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. The Company uses Level 3 to value its derivative instruments.

Subsequent Event

The Company evaluated subsequent events through the date when financial statements are issued for disclosure consideration.

Recent Accounting Pronouncements

On May 15, 2019, the FASB issued ASU 2019-05, 9 which provides transition relief for entities adopting the Board’s credit losses standard, ASU 2016-13. Specifically, ASU 2019-05 amends ASU 2016-13 to allow companies to irrevocably elect, upon adoption of ASU 2016-13, the fair value option for financial instruments that (1) were previously recorded at amortized cost and (2) are within the scope of the credit losses guidance in ASC 326-20, (3) are eligible for the fair value option under ASC 825-10, and (4) are not held-to-maturity debt securities. For entities that have adopted ASU 2016-13, the amendments in ASU 2019-05 are effective for fiscal years beginning after December 15, 2019, including interim periods therein. An entity may early adopt the ASU in any interim period after its issuance if the entity has adopted ASU 2016-13. For all other entities, the effective date will be the same as the effective date of ASU 2016-13. The Company does not believe that this will have an impact on its financial statements.

On March 21, 2019, the FASB issued ASU 2019-03, 2 which amends the definition of the term “collections” in U.S. GAAP by aligning it with the definition used in the Code of Ethics for Museums of the American Alliance of Museums. The amendments in the ASU “require that a collection-holding entity disclose its policy for the use of proceeds from when collection items are deaccessioned (that is, removed from a collection).” Next Steps: The ASU’s amendments are effective prospectively for annual financial statements issued for fiscal years beginning after December 15, 2019, and for interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company does not believe that this will have an impact on its financial statements.

CANG BAO TIAN XIA INTERNATIONAL ART TRADE CENTER, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD JUNE 30, 2019 and 2018

On June 20, 2018, the FASB issued ASU 2018-07,1 which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. For public business entities (PBEs), the amendments in ASU 2018-07 are effective for fiscal years beginning after December 15, 2018, including interim periods therein. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted if financial statements have not yet been issued (for PBEs) or have not yet been made available for issuance (for all other entities), but no earlier than an entity’s adoption date of ASC 606.2. If early adoption is elected, all amendments in the ASU that apply must be adopted in the same period. In addition, if early adoption is elected in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company is still evaluating the impact that the new accounting guidance will have on its financial statements and related disclosures and has not yet determined the method by which it will adopt the standard.

Note 4 – Related Party Transactions

On June 15, 2018, the company entered into a promissory notes payable with David Lazar, Chief Executive Officer. The note is unsecured, noninterest bearing and due in 12 months from the date of issuance. On December 13, 2018, the Company forgave $5,000 of the entire amount owed on this promissory note to David Lazar. The gain was recorded in additional paid in capital due to its related party nature. As of June 30, 2019, $0 remains outstanding.

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

During the period July 01, 2018 thru December 13, 2018, David Lazar, paid $17,350 of expenses related to accounting, transfer agent, audit and legal fees on behalf of the company. On December 13, 2018, the Company forgave $31,446 of the loan payable to David Lazar. The gain was recorded in additional paid in capital due to its related party nature. As of June 30, 2019, $0 remains outstanding.

During the period December 14, 2018 thru June 30, 2019, Mr. Xingtao Zhou, paid a total of $15,856 in expenses on behalf of the company, for legal, transfer agent, audit and accounting fees. As of June 30, 2019, $15,856, is outstanding and is owed to Mr. Zhou.  This loan is non-interest bearing and has no specific terms for repayment.

Note 5 – Stockholders Equity

Common Stock

On June 19, 2018, the Company issued 3,096,200 shares of common stock issued at par value of $0.001, for services valued at $3,096 to Custodian Ventures, LLC, the company controlled by David Lazar.

On February 14, 2019, the Company issued 32,000,000 common shares to shareholders pursuant to the conversion of 8,000 shares of Series A Preferred Stock at a conversion price of $0.0000025 per common share. As of June 30, 2019, 35,319,245 shares remain outstanding.

CANG BAO TIAN XIA INTERNATIONAL ART TRADE CENTER, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD JUNE 30, 2019 and 2018

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

FOR THE PERIOD JUNE 30, 2019 and 2018

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

As of June 30, 2019, 9,992,000 preferred shares remain outstanding, which are owned by Xingtao Zhou, CEO.

Additional paid in capital

Related party debt forgiveness resulted in an increase in additional paid in capital of $36,446.  Preferred stock conversion resulted in a $31,992 decrease in additional paid in capital.

Note 6 – Operating expenses

The Company incurred $25,750 in legal expenses, $16,550 in audit and accounting fees, $5,181 in OTC Market registration and Nevada state license fees and $1,300 transfer agent fees during the year ended June 30, 2019.

Note 7 – Income Taxes

The Company provides for income taxes under FASB ASC 740, Accounting for Income Taxes. FASB ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

CANG BAO TIAN XIA INTERNATIONAL ART TRADE CENTER, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD JUNE 30, 2019 and 2018

FASB ASC 740 requires the reduction of deferred tax assets by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The cumulative deferred tax asset for the years June 30, 2019 and 2018 is $851,633 and $843,610, respectively, which is calculated by multiplying the estimated tax rate by the cumulative net operating loss (NOL) adjusted for the following items:

For the period ended June 30,	2019	2018
Book loss for the year	$(48,856)	$(4,017,192)

Temporary difference:
Accrued expenses	10,650	—

Tax loss for the year	(38,206)	(4,017,192)

Estimated effective tax rate	21%	21%
Deferred tax asset	$(8,023)	$(843,610)

Details of valuation allowance for the last two years are as follows:

For the period ended June 30,	2019	2018
Balances at the beginning of the year	$843,610	$—
Additions	8,023	843,610
Deductions		—
Balance at the end of the Year	$851,633	$843,610

Rate Reconciliation:

For the period ended June 30,	2019	2018
Federal Income Tax Rate	$(10,260)	$(843,610)
Permanent Difference	2,237	—
Change in Valuation Allowance	8,023	843,610
Balance at the end of the Year	$—	$—

Uncertain Tax Positions

Unrecognized income tax benefits represent income tax positions taken on income tax returns but not yet recognized in the financial statements. If recognized, substantially all of the unrecognized tax benefits for the Company’s fiscal years ended June 30, 2019 and 2018 would affect the effective income tax rate.  There were no unrecognized income tax benefits as of June 30, 2019 and 2018.

The Company recognizes the interest and penalties accrued related to unrecognized tax benefits in income tax expense. The Company did not recognize any expenses any interest and penalties as of June 30, 2019 and 2018, respectively.

Note 8 – Subsequent Events

The Company evaluates events that occur after the year-end date through the date the financial statements are available to be issued. Accordingly, management has evaluated subsequent events through August 1, 2019, and has determined that there were no subsequent events, requiring adjustment to, or disclosure in, the financial statements.