Form 10-Q
period 2019-09-30
Cang Bao Tian Xia International Art Trade Center, Inc.
filed 2019-11-14
CIK 1006840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number: 000-31091

CANG BAO TIAN XIA INTERNATIONAL ART TRADE CENTER, INC.

(Exact name of registrant as specified in its charter)

Nevada	47-0925451
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5-1-1206 Hefeng Jiangan, Nianqing Rd. Meilan District, Hainan Province, China 570203

(Address of principal executive offices, Zip Code)

Registrant's telephone number, including area code:  86-898-66186181

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

The number of shares of registrant’s common stock outstanding as of November 1, 2019 was 35,319,245.

FORM 10-Q

CANG BAO TIAN XIA INTERNATIONAL ART TRADE CENTER, INC.

September 30, 2019

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

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our report on Form 10-K which was filed with the SEC on September 19, 2019 (the “Form 10”), in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and information contained in other reports that we file with the SEC. You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

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

PART I. - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CANG BAO TIAN XIA INTERNATIONAL ART TRADE CENTER, INC.

BALANCE SHEETS

	September 30, 2019	June 30, 2019
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$—	$—
Total current assets	—	—

TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses	$15,020	$10,650
Related party notes payable	—	—
Loan payable – related party	20,556	15,856
Total current liabilities	35,576	26,506

Commitments and Contingencies

STOCKHOLDERS’ DEFICIT
Series A Preferred Stock, 10,000,000 shares authorized at $0.001 per share: 9,920,000 shares issued and outstanding as of September 30, 2019 and June 30, 2019, respectively	9,920	9,920
Common stock, par value $0.001 per share; 500,000,000 shares authorized; 35,319,245 shares issued and outstanding as of September 30, 2019 and June 30, 2019, respectively	35,319	35,319
Additional paid in capital	20,509,840	20,509,840
Accumulated deficit	(20,590,655)	(20,581,585)
Total stockholders' deficit	(35,576)	(26,506)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$—	$—

The accompanying notes are an integral part of these financial statements.

CANG BAO TIAN XIA INTERNATIONAL ART TRADE CENTER, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended
	September 30,
	2019	2018

OPERATING EXPENSES:
Legal expense	—	10,000
Audit and accounting expense	8,420	8,350
License and registration fees	—	4,000
Transfer agent	650	—
TOTAL OPERATING EXPENSE	9,070	22,350

NET LOSS	$(9,070)	$(22,350)
Net loss per common share – basic and diluted	$(0.00)	$(0.02)
Weighted average common shares outstanding – basic and diluted	35,319,245	1,096,173

The accompanying notes are an integral part of these financial statements.

CANG BAO TIAN XIA INTERNATIONAL ART TRADE CENTER, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

	Series A Preferred Stock: Shares	Series A Preferred Stock: Amount	Common Stock: Shares	Common Stock: Amount	Additional Paid in Capital	Accumulated Deficit	Totals

Balance - June 30, 2018	10,000,000	$10,000	3,319,245	$3,319	$20,505,314	$(20,523,633)	$(5,000)

Net loss for the period	—	—	—	—	—	(22,350)	(22,350)

Balance September 30, 2018	10,000,000	$10,000	3,319,245	$3,319	$20,505,314	$(20,545,983)	$(27,350)

	Series A Preferred Stock: Shares	Series A Preferred Stock: Amount	Common Stock: Shares	Common Stock: Amount	Additional Paid in Capital	Accumulated Deficit	Totals

Balance - June 30, 2019	9,920,000	$9,920	35,319,245	$35,319	$20,509,840	$(20,581,585)	$(26,506)

Net loss for the period	—	—	—	—	—	(9,070)	(9,070)

Balance September 30, 2019	9,920,000	$9,920	35,319,245	$35,319	$20,509,840	$(20,590,655)	$(35,576)

CANG BAO TIAN XIA INTERNATIONAL ART TRADE CENTER, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months ended September 30,
	2019	2018
OPERATING ACTIVITIES:
Net Income	$(9,070)	$(22,350)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in net assets and liabilities:
Accounts payable and accrued expenses	4,370	5,000
Other payables – related parties	4,700	17,350
NET CASH USED IN OPERATING ACTIVITIES	—	—

NET INCREASE IN CASH	—	—

CASH – BEGINNING OF PERIOD	—	5,000
CASH – END OF PERIOD	$—	$5,000

NON CASH INVESTING AND FINANCING ACTIVITIES

The accompanying notes are an integral part of these financial statements.

CANG BAO TIAN XIA INTERNATIONAL ART TRADE CENTER, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD SEPTEMBER 30, 2019 and JUNE 30, 2019

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

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD SEPTEMBER 30, 2019 and JUNE 30, 2019

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

On May 11, 2018, the eighth judicial District Court of Nevada appointed Custodian Ventures, LLC as custodian for the Company, then known as Zhongchai Machinery, Inc., proper notice having been given to the officers and directors of Zhongchai Machinery, Inc. There was no opposition. On May 16, 2018, the Company filed a certificate of revival with the State of Nevada, appointing David Lazar as, President, Secretary, Treasurer and Director. On June 19, 2018, the Company issued 3,096,200 shares of common stock issued at par value of $0.001, to Custodian Ventures, LLC, for services valued at $3,096.20. On June 19, 2018, the Company issued 10,000,000 shares of Series A Preferred Stock issued at par value of $0.001, to Custodian Ventures, LLC, for services valued at $4,000,000.

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

On January 08, 2019, the corporate name of the Company was changed to Cang Bao Tian Xia International Art Trade Center, Inc., and shortly thereafter the Company’s trading symbol was changed to TXCB.

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

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD SEPTEMBER 30, 2019 and JUNE 30, 2019

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

Note 4 – Related Party Transactions

On June 15, 2018, the Company entered into a promissory note payable with David Lazar, Chief Executive Officer. The note is unsecured, noninterest bearing and due in 12 months from the date of issuance. On December 13, 2018, the Company forgave $5,000 of the entire amount owed on this promissory note to David Lazar. The gain was recorded in additional paid in capital due to its related party nature. As of June 30, 2019, $0 remains outstanding.

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

CANG BAO TIAN XIA INTERNATIONAL ART TRADE CENTER, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD SEPTEMBER 30, 2019 and JUNE 30, 2019

During the period July 01, 2018 thru December 13, 2018, David Lazar, paid $17,350 of expenses related to accounting, transfer agent, audit and legal fees on behalf of the company. On December 13, 2018, the Company forgave $31,446 of the loan payable to David Lazar. The gain was recorded in additional paid in capital due to its related party nature. As of September 30, 2019 and June 30, 2019, $0 remains outstanding.

During the three-month period ended September 30, 2019, Mr. Xingtao Zhou, paid a total of $4,700 in expenses on behalf of the Company, for transfer agent, audit and accounting fees. As of September 30, 2019, $20,556, is outstanding and is owed to Mr. Zhou. This loan is non-interest bearing and has no specific terms for repayment.

Note 5 – Stockholders Equity

Common Stock

On June 19, 2018, the Company issued 3,096,200 shares of common stock issued at par value of $0.001, for services valued at $3,096 to Custodian Ventures, LLC, the company controlled by David Lazar.

On February 14, 2019, the Company issued 32,000,000 common shares to shareholders pursuant to the conversion of 80,000 shares of Series A Preferred Stock at a conversion price of $0.0000025 per common share. As of September 30, 2019, 35,319,245 common shares are issued and outstanding.

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

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD SEPTEMBER 30, 2019 and JUNE 30, 2019

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

On February 14, 2019, the Company issued 32,000,000 common shares to shareholders pursuant to the conversion of 80,000 shares of Series A Preferred Stock at a conversion price of $0.0000025 per common share.

As of September 30, 2019, 9,920,000 preferred shares remain outstanding, which are owned by Xingtao Zhou, CEO.

Note 6 – Operating expenses

The Company incurred $8,420 in audit and accounting fees and $650 transfer agent fees during the three months ended September 30, 2019.

Note 7 – Subsequent Events

The Company evaluates events that occur after the quarter ended September 30, 2019 through the date the financial statements are available to be issued. Accordingly, management has evaluated subsequent events through November 1, 2019, and has determined that there were no subsequent events, requiring adjustment to, or disclosure in, the financial statements.

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

Results of Operations

For the three months ended September 30, 2019 compared to the three months ended September 30, 2018

Revenue

For the three months ending September 30, 2019, the Company generated $0 in revenues. For the year ended June 30, 2019, the Company generated $0 in revenues.

Expenses

For the three months ended September 30, 2019, we incurred operating expenses of $9,070. For the three months ended September 30, 2018, we incurred operating expenses in the amount of $23,350. The decrease in operating expenses is attributable to the increased legal expenses, and registration expenses with the state of Nevada as well as the OTC markets in 2018 associated with getting the company reinstated and current and reporting with the Securities and Exchange Commission by its former custodian.

Net Loss

For the three months ended September 30, 2019 we incurred a net loss of $9,070.  We had net loss of $23,350 for the three months ended September 30, 2018. The decrease in operating expenses is attributable to the increased legal expenses, and registration expenses with the state of Nevada as well as the OTC markets in 2018 associated with getting the company reinstated and current and reporting with the Securities and Exchange Commission by its former custodian.

Liquidity and Capital Resources

As of September 30, 2019, the Company has no business operations and $0 cash resources other than that provided by Management. We are dependent upon interim funding provided by Management or an affiliated party to pay professional fees and expenses.  Management and an affiliated party have provided funding as may be required to pay for accounting fees and other administrative expenses of the Company until the Company enters into a business combination. The Company would be unable to continue as a going concern without interim financing provided by Management. As of September 30, 2019, we had $0 in cash. As of June 30, 2019, we had $0 in cash.

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

On September 30, 2019 and June 30, 2019, we had $0 in current assets and $0 in current assets, respectively. As of September 30, 2019, we had $35,756 in liabilities, consisting of amounts due to third party vendor and to the current CEO, Mr Zhou. As of June 30, 2019, we had $25,506 in liabilities.

We had zero cash flow from operations during the three months ended September 30, 2019.

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

The Company has only limited capital. Additional financing is necessary for the Company to continue as a going concern. Our independent auditors have unqualified audit opinion for the years ended June 30, 2019 and 2018 with an explanatory paragraph on going concern.

Off-Balance Sheet Arrangements

As of September 30, 2019 and June 30, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

As of September 30, 2019 and June 30, 2019, we did not have any contractual obligations.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the three months ended September 30, 2019 and June 30, 2019, and are included elsewhere in this registration statement.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of June 30, 2019. Based upon that evaluation, the Company’s CEO concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2019 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

CANG BAO TIAN XIA INTERNATIONAL ART TRADE CENTER, INC.

Date: November 14, 2019	By:	/s/ Xingtao Zhou
Xingtao Zhou, Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial and accounting officer)