Form 10-Q
period 2019-12-31
Cang Bao Tian Xia International Art Trade Center, Inc.
filed 2020-02-28
CIK 1006840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2019

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

The number of shares of registrant’s common stock outstanding as of February 26, 2020 was 35,319,245.

FORM 10-Q

CANG BAO TIAN XIA INTERNATIONAL ART TRADE CENTER, INC.

December 31, 2019

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

PART I. - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CANG BAO TIAN XIA INTERNATIONAL ART TRADE CENTER, INC.

BALANCE SHEETS

	December 31, 2019	June 30, 2019
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$—	$—
Total current assets	—	—

TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses	$26,100	$10,650
Related party notes payable	—	—
Loan payable – related party	25,076	15,856
Total current liabilities	51,176	26,506

Commitments and Contingencies

STOCKHOLDERS’ DEFICIT
Series A Preferred Stock, 10,000,000 shares authorized at $0.001 per share: 9,920,000 shares issued and outstanding as of December 31, 2019 and June 30, 2019, respectively	9,920	9,920
Common stock, par value $0.001 per share; 500,000,000 shares authorized; 35,319,245 shares issued and outstanding as of December 31, 2019 and June 30, 2019, respectively	35,319	35,319
Additional paid in capital	20,509,840	20,509,840
Accumulated deficit	(20,606,255)	(20,581,585)
Total stockholders' deficit	(51,176)	(26,506)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$—	$—

The accompanying notes are an integral part of these financial statements.

CANG BAO TIAN XIA INTERNATIONAL ART TRADE CENTER, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended		For the six months ended
	December 31,		December 31,
	2019	2018	2019	2018

OPERATING EXPENSES:
Legal expense	11,000	—	11,000	10,000
Audit and accounting expense	3,950	—	12,370	8,350
License and registration fees	—	—	—	4,000
Transfer agent	650	—	1,300	—
TOTAL OPERATING EXPENSE	15,600	—	24,670	22,350

NET LOSS	$(15,600)	$—	$(24,670)	$(22,350)
Net loss per common share – basic and diluted	$—	$—	$—	$—
Weighted average common shares outstanding – basic and diluted	35,319,245	—	35,319,245	3,319,245

The accompanying notes are an integral part of these financial statements.

CANG BAO TIAN XIA INTERNATIONAL ART TRADE CENTER, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

	Series A Preferred Stock: Shares	Series A Preferred Stock: Amount	Common Stock: Shares	Common Stock: Amount	Additional Paid in Capital	Accumulated Deficit	Totals

Balance - June 30, 2018	10,000,000	$10,000	3,319,245	$3,319	$20,505,314	$(20,523,633)	$(5,000)

Net loss for the period	—	—	—	—	—	(22,350)	(22,350)

Balance September 30, 2018	10,000,000	$10,000	3,319,245	$3,319	$20,505,314	$(20,545,983)	$(27,350)

Net loss for the period	—	—	—	—	—	—	—

Balance December 31, 2018	10,000,000	$10,000	3,319,245	$3,319	$20,505,314	$(20,545,983)	$(27,350)

	Series A Preferred Stock: Shares	Series A Preferred Stock: Amount	Common Stock: Shares	Common Stock: Amount	Additional Paid in Capital	Accumulated Deficit	Totals

Balance - June 30, 2019	9,920,000	$9,920	35,319,245	$35,319	$20,509,840	$(20,581,585)	$(26,506)

Net loss for the period	—	—	—	—	—	(9,070)	(9,070)

Balance September 30, 2019	9,920,000	$9,920	35,319,245	$35,319	$20,509,840	$(20,590,655)	$(35,576)

Net loss for the period	—	—	—	—	—	(15,600)	(15,600)

Balance December 31, 2019	9,920,000	$9,920	35,319,245	$35,319	$20,509,840	$(20,606,255)	$(51,176)

The accompanying notes are an integral part of these financial statements.

CANG BAO TIAN XIA INTERNATIONAL ART TRADE CENTER, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months ended December 31,
	2019	2018
OPERATING ACTIVITIES:
Net Income	$(24,670)	$(22,350)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Forgiveness of related party loan		31,446
Forgiveness of related party notes payable		5,000
Changes in net assets and liabilities:
Accounts payable and accrued expenses	15,450	5,000
Other payables – related parties	9,220	—
NET CASH USED IN OPERATING ACTIVITIES	—	19,096

FINANCING ACTIVITIES:
Payments on related party notes payable		(5,000)
Payments on related party loan		(31,446)
Proceeds from related party		17,350
NET CASH PROVIDED BY FINANCING ACTIVITIES		(19,096)

NET INCREASE IN CASH	—	—

CASH – BEGINNING OF PERIOD	—	5,000
CASH – END OF PERIOD	$—	$5,000

NON CASH INVESTING AND FINANCING ACTIVITIES
Debt forgiveness recorded in additional paid in capital	$—	$36,446

The accompanying notes are an integral part of these financial statements.

CANG BAO TIAN XIA INTERNATIONAL ART TRADE CENTER, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE SIX MONTH PERIOD DECEMBER 31, 2019 and JUNE 30, 2019

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

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD DECEMBER 31, 2019 and JUNE 30, 2019

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

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD DECEMBER 31, 2019 and JUNE 30, 2019

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

Note 4 – Related Party Transactions

On June 15, 2018, the Company entered into a promissory note payable with David Lazar, Chief Executive Officer. The note is unsecured, noninterest bearing and due in 12 months from the date of issuance. On December 13, 2018, the Company forgave $5,000 of the entire amount owed on this promissory note to David Lazar. The gain was recorded in additional paid in capital due to its related party nature. As of December 31, 2019, $0 remains outstanding.

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

CANG BAO TIAN XIA INTERNATIONAL ART TRADE CENTER, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD DECEMBER 31, 2019 and JUNE 30, 2019

During the period July 01, 2018 thru December 13, 2018, David Lazar, paid $17,350 of expenses related to accounting, transfer agent, audit and legal fees on behalf of the company. On December 13, 2018, the Company forgave $31,446 of the loan payable to David Lazar. The gain was recorded in additional paid in capital due to its related party nature. As of December 31, 2019 and June 30, 2019, $0 remains outstanding.

During the six-month period ended December 31, 2019, Mr. Xingtao Zhou, paid a total of $9,220 in expenses on behalf of the Company, for transfer agent, audit and accounting fees. As of December 31, 2019, $25,076, is outstanding and is owed to Mr. Zhou. This loan is non-interest bearing and has no specific terms for repayment.

Note 5 – Stockholders Equity

Common Stock

On June 19, 2018, the Company issued 3,096,200 shares of common stock issued at par value of $0.001, for services valued at $3,096 to Custodian Ventures, LLC, the company controlled by David Lazar.

On February 14, 2019, the Company issued 32,000,000 common shares to shareholders pursuant to the conversion of 80,000 shares of Series A Preferred Stock at a conversion price of $0.0000025 per common share. As of December 31, 2019, 35,319,245 common shares are issued and outstanding.

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

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD DECEMBER 31, 2019 and JUNE 30, 2019

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

As of December 31, 2019, 9,920,000 preferred shares remain outstanding, which are owned by Xingtao Zhou, CEO.

Note 6 – Operating expenses

The Company incurred $11,000 in legal fees, $12,370 in audit and accounting fees and $1,300 transfer agent fees during the six months ended December 31, 2019.

Note 7 – Subsequent Events

The Company evaluates events that occur after the quarter ended December 31, 2019 through the date the financial statements are available to be issued. Accordingly, management has evaluated subsequent events through February 26, 2020, and has determined that there were no subsequent events, requiring adjustment to, or disclosure in, the financial statements.

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

Results of Operations

For the three months ended December 31, 2019 compared to the three months ended December 31, 2018

Revenue

For the three months ending December 31, 2019, the Company generated $0 in revenues. For the year ended June 30, 2019, the Company generated $0 in revenues.

Expenses

For the three months ended December 31, 2019, we incurred operating expenses of $15,600. For the three months ended December 31, 2018, we incurred operating expenses in the amount of $0. The increase in operating expenses is attributable to ongoing professional service related expenses such as legal expenses, and accounting and audit expenses incurred during this three month period. None of these expenses were incurred during the three months ended December 31, 2018 as much of the expenses were incurred during the first three months of the year last year.

Net Loss

For the three months ended December 31, 2019 we incurred a net loss of $15,600.  We had net loss of $0 for the three months ended December 31, 2018. The increase in operating expenses is attributable to ongoing professional service related expenses such as legal expenses, and accounting and audit expenses incurred during this three month period. None of these expenses were incurred during the three months ended December 31, 2018 as much of the expenses were incurred during the first three months of the year last year.

For the six months ended December 31, 2019 compared to the six months ended December 31, 2018

Revenue

For the three months ending December 31, 2019, the Company generated $0 in revenues. For the year ended June 30, 2019, the Company generated $0 in revenues.

Expenses

For the six months ended December 31, 2019, we incurred operating expenses of $24,670. For the six months ended December 31, 2018, we incurred operating expenses in the amount of $22,350. The slight increase in operating expenses is attributable to the increased legal expenses, and audit and accounting fees.

Net Loss

For the six months ended December 31, 2019 we incurred a net loss of $24,760.  We had net loss of $22,350 for the six months ended December 31, 2018. The slight increase in operating expenses is attributable to the increased legal expenses, and audit and accounting fees.

Liquidity and Capital Resources

As of December 31, 2019, the Company has no business operations and $0 cash resources other than that provided by Management. We are dependent upon interim funding provided by Management or an affiliated party to pay professional fees and expenses.  Management and an affiliated party have provided funding as may be required to pay for accounting fees and other administrative expenses of the Company until the Company enters into a business combination. The Company would be unable to continue as a going concern without interim financing provided by Management. As of December 31, 2019, we had $0 in cash. As of June 30, 2019, we had $0 in cash.

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

On December 31, 2019 and June 30, 2019, we had $0 in current assets and $0 in current assets, respectively. As of September 30, 2019, we had $51,176 in liabilities, consisting of amounts due to third party vendor and to the current CEO, Mr Zhou. As of June 30, 2019, we had $26,506 in liabilities.

We had zero cash flow from operations during the six months ended December 31, 2019.

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

Off-Balance Sheet Arrangements

As of December 31, 2019 and June 30, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

As of December 31, 2019 and June 30, 2019, we did not have any contractual obligations.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the six months ended December 31, 2019 and June 30, 2019, and are included elsewhere in this registration statement.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of June 30, 2019. Based upon that evaluation, the Company’s CEO concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2019 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the six months ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

CANG BAO TIAN XIA INTERNATIONAL ART TRADE CENTER, INC.

Date: February 28, 2020	By:	/s/ Xingtao Zhou
Xingtao Zhou, Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial and accounting officer)