Form 10-Q
period 2020-03-31
Cang Bao Tian Xia International Art Trade Center, Inc.
filed 2020-05-13
CIK 1006840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

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

The number of shares of registrant’s common stock outstanding as of May 09, 2020 was 35,319,245.

FORM 10-Q

CANG BAO TIAN XIA INTERNATIONAL ART TRADE CENTER, INC.

March 31, 2020

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

PART I. - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CANG BAO TIAN XIA INTERNATIONAL ART TRADE CENTER, INC.

BALANCE SHEETS

	March 31, 2020	June 30, 2019
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$—	$—
Total current assets	—	—

TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses	$16,000	$10,650
Related party notes payable	—	—
Loan payable – related party	39,726	15,856
Total current liabilities	55,726	26,506

Commitments and Contingencies

STOCKHOLDERS’ DEFICIT
Series A Preferred Stock, 10,000,000 shares authorized at $0.001 per share: 9,920,000 shares issued and outstanding as of March 31, 2020 and June 30, 2019, respectively	9,920	9,920
Common stock, par value $0.001 per share; 500,000,000 shares authorized; 35,319,245 shares issued and outstanding as of March 31, 2020 and June 30, 2019, respectively	35,319	35,319
Additional paid in capital	20,509,840	20,509,840
Accumulated deficit	(20,610,806)	(20,581,585)
Total stockholders' deficit	(55,726)	(26,506)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$—	$—

The accompanying notes are an integral part of these financial statements.

CANG BAO TIAN XIA INTERNATIONAL ART TRADE CENTER, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2020	2019	2020	2019

OPERATING EXPENSES:
Legal expense	$3,000	10,325	$14,000	$20,325
Audit and accounting expense	300	3,700	12,670	12,050
License and registration fees	1,151	1,181	1,151	5,181
Transfer agent	100	650	1,400	650
TOTAL OPERATING EXPENSE	4,551	15,856	29,221	38,206

NET LOSS	$(4,551)	$(15,856)	$(29,221)	$(38,206)
Net loss per common share – basic and diluted	$—	$—	$—	$—
Weighted average common shares outstanding – basic and diluted	35,319,245	8,439,245	35,319,245	8,439,245

The accompanying notes are an integral part of these financial statements.

CANG BAO TIAN XIA INTERNATIONAL ART TRADE CENTER, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

	Series A Preferred Stock: Shares	Series A Preferred Stock: Amount	Common Stock: Shares	Common Stock: Amount	Additional Paid in Capital	Accumulated Deficit	Totals

Balance - June 30, 2018	10,000,000	$10,000	3,319,245	$3,319	$20,505,314	$(20,532,729)	$(14,096)

Net loss for the period	—	—	—	—	—	(22,350)	(22,350)

Balance September 30, 2018	10,000,000	10,000	3,319,245	3,319	20,505,314	(20,555,079)	(36,446)

Net loss for the period	—	—	—	—	—	—	—

Balance December 31, 2018	10,000,000	10,000	3,319,245	3,319	20,505,314	(20,555,079)	(36,446)

Net loss for the period	—	—	—	—	—	(15,856)	(15,856)

Balance March 31, 2019	10,000,000	$10,000	3,319,245	$3,319	$20,505,314	$(20,570,935)	$(52,302)

	Series A Preferred Stock: Shares	Series A Preferred Stock: Amount	Common Stock: Shares	Common Stock: Amount	Additional Paid in Capital	Accumulated Deficit	Totals

Balance - June 30, 2019	9,920,000	$9,920	35,319,245	$35,319	$20,509,840	$(20,581,585)	$(26,506)

Net loss for the period	—	—	—	—	—	(9,070)	(9,070)

Balance September 30, 2019	9,920,000	9,920	35,319,245	35,319	20,509,840	(20,590,655)	(35,575)

Net loss for the period	—	—	—	—	—	(15,600)	(15,600)

Balance December 31, 2019	9,920,000	9,920	35,319,245	35,319	20,509,840	(20,606,255)	(51,175)

Net loss for the period	—	—	—	—	—	(4,551)	(4,551)

Balance March 31, 2020	9,920,000	$9,920	35,319,245	$35,319	$20,509,840	$(20,610,806)	$(55,726)

The accompanying notes are an integral part of these financial statements.

CANG BAO TIAN XIA INTERNATIONAL ART TRADE CENTER, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended March 31,
	2020	2019
OPERATING ACTIVITIES:
Net Income	$(29,221)	$(38,206)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Forgiveness of related party loan	—	31,446
Forgiveness of related party notes payable	—	5,000
Changes in net assets and liabilities:
Accounts payable and accrued expenses	5,350	—
Other payables – related parties	23,871	—
NET CASH USED IN OPERATING ACTIVITIES	—	(1,760)

FINANCING ACTIVITIES:
Payments on related party notes payable	—	(5,000)
Payments on related party loan	—	(31,446)
Proceeds from related party	—	33,206
NET CASH PROVIDED BY FINANCING ACTIVITIES	—	(3,240)

NET INCREASE IN CASH	—	(5,000)

CASH – BEGINNING OF PERIOD	—	5,000
CASH – END OF PERIOD	$—	$—

NON CASH INVESTING AND FINANCING ACTIVITIES
Debt forgiveness recorded in additional paid in capital	$—	$36,446

The accompanying notes are an integral part of these financial statements.

CANG BAO TIAN XIA INTERNATIONAL ART TRADE CENTER, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE NINE MONTH PERIOD MARCH 31, 2020 and JUNE 30, 2019

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

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD MARCH 31, 2020 and JUNE 30, 2019

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

On July 27, 2011, the Company approved a 1 for 120 reverse stock split of its then outstanding shares of the Company’s Common Stock.

On July 29, 2011, the Company terminated its registration as a reporting issuer with the Securities and Exchange Commission. As a result, it became unclear when and if the Company ceased conducting business operations, as no further information became publicly available.

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

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD MARCH 31, 2020 and JUNE 30, 2019

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

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD MARCH 31, 2020 and JUNE 30, 2019

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

During the nine-month period ended March 31, 2020, Mr. Xingtao Zhou, paid a total of $23,871 in expenses on behalf of the Company, for transfer agent, legal, audit and accounting fees. As of March 31, 2020, $39,726, is outstanding and is owed to Mr. Zhou. This loan is non-interest bearing and has no specific terms for repayment.

Note 5 – Stockholders Equity

Common Stock

On June 19, 2018, the Company issued 3,096,200 shares of common stock issued at par value of $0.001, for services valued at $3,096 to Custodian Ventures, LLC, the company controlled by David Lazar.

On February 14, 2019, the Company issued 32,000,000 common shares to shareholders pursuant to the conversion of 80,000 shares of Series A Preferred Stock at a conversion price of $0.0000025 per common share. As of March 31, 2020, 35,319,245 common shares are issued and outstanding.

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

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD MARCH 31, 2020 and JUNE 30, 2019

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

As of March 31, 2020, 9,920,000 preferred shares remain outstanding, which are owned by Xingtao Zhou, CEO.

Note 6 – Operating expenses

The Company incurred $14,000 in legal fees, $12,670 in audit and accounting fees, $1,400 transfer agent fees and $1,151 in registration fees during the nine months ended March 31, 2020.

Note 7 – Subsequent Events

The Company evaluates events that occur after the quarter ended March 31, 2020 through the date the financial statements are available to be issued. Accordingly, management has evaluated subsequent events through May 09, 2020, and has determined that there were no subsequent events, requiring adjustment to, or disclosure in, the financial statements.

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

Results of Operations

For the three months ended March 31, 2020 compared to the three months ended March 31, 2019

Revenue

For the three months ending March 31, 2020, the Company generated $0 in revenues. For the three months ended March 31, 2019, the Company generated $0 in revenues.

Expenses

For the three months ended March 31, 2020, we incurred operating expenses of $4,551. For the three months ended March 31, 2019, we incurred operating expenses in the amount of $15,856. The decrease in operating expenses is attributable to ongoing professional service related expenses such as legal expenses, and accounting and audit expenses incurred during this three month period ended March 31, 2019. None of these expenses were incurred during the three months ended March 31, 2020 as much of the expenses were incurred during the first three months of the year last year.

Net Loss

For the three months ended March 31, 2020 we incurred a net loss of $15,600.  We had net loss of $0 for the three months ended March 31, 2019. The decrease in operating expenses is attributable to ongoing professional service related expenses such as legal expenses, and accounting and audit expenses incurred during this three month period ended March 31, 2019. None of these expenses were incurred during the three months ended March 31, 2020 as much of the expenses were incurred during the first three months of the year last year.

For the nine months ended March 31, 2020 compared to the nine months ended March 31, 2019

Revenue

For the nine months ending March 31, 2020, the Company generated $0 in revenues. For the nine months ended March 31, 2019, the Company generated $0 in revenues.

Expenses

For the nine months ended March 31, 2020, we incurred operating expenses of $29,221. For the nine months ended March 31, 2019, we incurred operating expenses in the amount of $38,206. The slight decrease in operating expenses is attributable to the decreased legal expenses, and audit and accounting fees.

Net Loss

For the nine months ended March 31, 2020 we incurred a net loss of $24,760.  We had net loss of $22,350 for the nine months ended December 31, 2018. The slight increase in operating expenses is attributable to the increased legal expenses, and audit and accounting fees.

Liquidity and Capital Resources

As of December 31, 2019, the Company has no business operations and $0 cash resources other than that provided by Management. We are dependent upon interim funding provided by Management or an affiliated party to pay professional fees and expenses.  Management and an affiliated party have provided funding as may be required to pay for accounting fees and other administrative expenses of the Company until the Company enters into a business combination. The Company would be unable to continue as a going concern without interim financing provided by Management. As of March 31, 2020, we had $0 in cash. As of June 30, 2019, we had $0 in cash.

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

On March 31, 2020 and June 30, 2019, we had $0 in current assets and $0 in current assets, respectively. As of March 31, 20120, we had $39,726 in liabilities, consisting of amounts due to third party vendor and to the current CEO, Mr Zhou. As of June 30, 2019, we had $26,506 in liabilities.

We had zero cash flow from operations during the nine months ended March 31, 2020.

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

Off-Balance Sheet Arrangements

As of March 31, 2020 and June 30, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

As of March 31, 2020 and June 30, 2019, we did not have any contractual obligations.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the six months ended March 31, 2020 and June 30, 2019, and are included elsewhere in this registration statement.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of June 30, 2019. Based upon that evaluation, the Company’s CEO concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2020 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the nine months ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

CANG BAO TIAN XIA INTERNATIONAL ART TRADE CENTER, INC.

Date: May 13, 2020	By:	/s/ Xingtao Zhou
Xingtao Zhou, Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial and accounting officer)