Form 10-K
period 2020-06-30
Cang Bao Tian Xia International Art Trade Center, Inc.
filed 2020-10-13
CIK 1006840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended June 30, 2020

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

Unit 609, Shengda Plaza, No. 61 Guoxing Ave., Meilan District, Hainan Province, China 570203

(Address of principal executive offices, Zip Code)

Registrant's telephone number, including area code: 86-898-66186181

Securities registered pursuant to Section 12(b) of the Act:  None.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $0.001 par value.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

The aggregate market value of the voting and non-voting common equity held by non-afﬁliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second ﬁscal quarter, was $58,821,437.

The number of shares of registrant’s common stock outstanding as of September 15, 2020 was 110,319,245.

FORM 10-K

CANG BAO TIAN XIA INTERNATIONAL ART TRADE CENTER, INC.

June 30, 2020

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

These forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors, which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In addition, you are directed to factors discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section as well as those discussed elsewhere in this Form 10-K.

 Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results. However, readers should carefully review the reports and documents the Company files from time to time with the Securities and Exchange Commission (the “SEC”), particularly the Company’s Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K. All written and oral forward-looking statements made subsequent to the date of this report and attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section.

As used in this Form 10-K, “we,” “us,” and “our” refer to Cang Bao Tian Xia International Art Trade Center, Inc., which is also sometimes referred to as the “Company.”

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

ii

PART I

ITEM 1. BUSINESS.

On July 27, 2020 (the “Closing Date”), we entered into a Share Exchange Agreement (the “Exchange Agreement”) by and among (i) the Company, (ii) Zhi Yuan Limited, a Cayman Islands company (“Cayman Company”), and (iii) the three beneficial shareholders of Cayman Company (each, a “Cayman Company Shareholder” and collectively, the “Cayman Company Shareholders”).

Pursuant to the terms of the Exchange Agreement, the Cayman Company Shareholders agreed to sell to Cang Bao, and Cang Bao agreed to purchase, all shares of Cayman Company held by them, which shares represent 100% of the issued and outstanding shares of Cayman Company. In exchange, Cang Bao agreed to issue to the Cayman Company Shareholders an aggregate of 75,000,000 shares of Cang Bao common stock, representing approximately 67.98% of Cang Bao’s total issued and outstanding common stock (the “Share Exchange”).

Our directors approved the Exchange Agreement and the transactions contemplated thereby. Simultaneously, the directors of Cayman Company also approved the Exchange Agreement and the transactions contemplated thereby. The Share Exchange closed on July 27, 2020. Both Yaqin Fu, who is the wife of one of our directors, and Mr. Xingtao Zhou, our President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board and principal shareholder, were Cayman Company Shareholders who exchanged their Cayman Company shares for shares of the Company. After giving effect to the Share Exchange, Mr. Zhou owns 59,839,271 shares of our common stock, which represents 54.24% of our outstanding common stock, and 100% of our issued and outstanding preferred shares.

As a result of the Share Exchange, Cayman Company became our wholly owned subsidiary and we are its public holding company. After giving effect to the Share Exchange, the Company acquired 100% of the assets and operations of Cayman Company and its subsidiaries, the business and operations of which now constitutes our primary business and operations. After giving effect to the Share Exchange, we own 100% of the issued and outstanding shares of capital stock of Cayman Company. Cayman Company is a holding company that owns Cangyun (Hong Kong) Limited (“Hong Kong Company”), which in turn owns and controls Shanghai Cangyun Management Consulting Co., Ltd. (“Management Consulting”), which has entered into contractual agreements to control Hainan Cangbao Tianxia Cultural Relic Co., Ltd. (“Hainan”) and Cangbao Tianxia (Shanghai) Cultural Relic Co., Ltd. (“Tianxia Cultural Relic,” and together with Hainan, the “Target Companies” or “VIEs”).

The Exchange Agreement contains customary representations, warranties, covenants and conditions for a transaction of this type for the benefit of the parties.

For federal income tax purposes, it is intended that the Share Exchange qualify as a reorganization under the provisions of Section 368(a) of the Internal Revenue Code of 1986, as amended (the “Code”). However, we did not obtain any tax opinion and there can be no assurance that our intent that the Share Exchange qualify as a reorganization under the provisions of Section 368(a) of the Code is correct.  Cayman Company is considered the acquirer for accounting and financial reporting purposes. The assets and liabilities of Cayman Company have been brought forward at their book value and no goodwill has been recognized. As a result of the acquisition of all the issued and outstanding shares of Cayman Company, we have now assumed Cayman Company’s business operations as our own.

The description of the Exchange Agreement and the transactions contemplated by the Exchange Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Exchange Agreement filed as Exhibit 2.1 to our Form 8-K filed with the Securities and Exchange Commission on July 27, 2020, and incorporated herein by reference.

Immediately prior to the closing of the Share Exchange described above pursuant to which Cayman Company became a wholly owned subsidiary of the Company, the Company was a “shell company,” as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Item 2.01(f) of Form 8-K states that if the registrant was a “shell” company, such as the Company was immediately before the Share Exchange, then the registrant must disclose on a Current Report on Form 8-K the information that would be required if the registrant were filing a general form for registration of securities on Form 10. Accordingly, this Current Report on Form 8-K includes all of the information that would be included in a Form 10.

The Share Exchange was accounted as a business combination under common control, in which all of the combining entities or businesses are ultimately controlled by the same party or parties, both before and after the business combination, and that control is not transitory. The business combination under common control of accounting is based on the historical consolidated financial statements of the Company and Cayman Company. In accordance with ASC 805-50-45-5, for transactions between entities under common control, financial statements and financial information presented for prior periods have been retroactively adjusted to furnish comparative information. The financial statements are presented retrospectively, as though the Share Exchange Agreement between the Company and Cayman Company occurred at the beginning of the first period presented.

Corporate History

Cang Bao

Cang Bao was incorporated in the State of Nevada on March 13, 2002, as Equicap, Inc. (“Equicap”), for the purpose of entering into a merger with and re-domiciling its predecessor, Equicap, Inc., a California corporation ("Equicap California"). Effective January 25, 2005, Equicap California was merged with and into Equicap in a statutory merger based on management's belief that Nevada law is more advantageous to a corporation than California law. Equicap was considered a blank check company until its March 2007 acquisition of Usunco Automotive Limited, a British Virgin Islands company (“Usunco”). Equicap, Inc. changed its name to Zhongchai Machinery, Inc. (“Zhongchai” or the “Company”) on May 21, 2010.

Zhongchai, a Nevada corporation, was a manufacturer and distributor of gears and gearboxes and drive axles that were marketed and sold to equipment manufacturers in China.

On July 6, 2007, the Board of Directors of Zhejiang Zhongchai Machinery Co., Ltd. (“Zhejiang Zhongchai”), the China based and 75% owned subsidiary of the Company, approved and finalized an Exchange Agreement (“Exchange Agreement”) with Xinchang Keyi Machinery Co., Ltd., (“Keyi”) a corporation incorporated in the People’s Republic of China (“PRC”). Pursuant to the Exchange Agreement, Zhejiang Zhongchai purchased all the outstanding equity of Zhejiang Shengte Transmission Co., Ltd. (“Shengte”) from Keyi, the sole owner of Shengte, for approximately $3.7 million.

On March 7, 2007, the Company and Usunco Automotive, Ltd. (“Usunco”), a British Virgin Islands company, entered into an  agreement (the “Usunco Agreement”) which was consummated on March 9, 2007. Under the terms of the Usunco Agreement, the Company acquired all of the outstanding equity securities of Usunco in exchange for 18,323,944 shares of the Company’s common stock.

Because the Company had been a public shell company prior to the Usunco Agreement, that share exchange was treated as a recapitalization of the Company. As such, the historical financial information prior to that share exchange was that of Usunco and its subsidiaries. Historical share amounts were restated to reflect the effect of that share exchange.

On June 18, 2006, Usunco acquired 100% of IBC Automotive Products Inc (“IBC”), a California Corporation as of May 14, 2004 (date of inception), through the issuance of 28% of Usunco’s shares. IBC was considered a “predecessor” business to Usunco as its operations constituted the business activities of Usunco formed to consummate the acquisition of IBC. The consolidated financial statements reflected all predecessor statements of income and cash flow activities from the inception of IBC in May 2004.

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

On September 22, 2009, Xinchang Xian Lisheng Machinery Co., Ltd. (“Lisheng”) was incorporated by Zhejiang Zhongchai and two individual investors. The total registered capital of Lisheng was RMB 5 million, of which Zhejiang Zhongchai accounted for 60%. The Company started production of die casting products in 2010 for use in gearboxes, diesel engines and other machinery products.

On December 16, 2009, Zhongchai Machinery and its wholly owned subsidiaries, Usunco and Zhongchai Holding (Hong Kong) Limited, a Hong Kong company (“Zhongchai Holding”), took action to approve transfer of the shares of Zhejiang Zhongchai Machinery Co., from Usunco to Zhongchai Holding. The transfer was completed on December 23, 2009. The purpose of the transfer was to take advantage of the tax treaty between the PRC and the Special Administrative Region of Hong Kong which reduces the withholding tax rate of the PRC on payments to entities outside of China. Usunco, which no longer had any assets after transferring all of them to Zhongchai Holding, was subsequently dissolved. The consolidated financial statements accounted for Zhejiang Zhongchai Machinery Co., in the same manner as before the transfer of the ownership. Shareholder approval by the shareholders of Zhongchai Machinery was not required under Nevada law, as there was no sale of all or substantially all the assets of the Company. The shareholder ownership and shareholder rights of Zhongchai Machinery remained the same as before the transaction.

On April 26, 2010, Zhongchai Holding (Hong Kong) Limited. (“Zhongchai Holding”), which owned 75% of the equity in Zhejiang Zhongchai Machinery Co., Ltd. (“Zhejiang Zhongchai”), executed an agreement (the “Zhejiang Agreement”) with Xinchang Keyi Machinery Co., Ltd., (“Keyi”) a corporation incorporated in the PRC. Pursuant to the Zhegiang Agreement, Zhongchai Holding purchased the residual 25% equity of Zhejiang Zhongchai Machinery Co., Ltd. (“Zhejiang Zhongchai”) from Keyi, for $2.6 million. The Zhegiang Agreement was approved by the local government agency and a new business license was issued as a Wholly Foreign Owned Enterprise.

On July 26, 2011, the Company held a Special Meeting of Shareholders. At the Special Meeting, the Company’s shareholders approved the termination the Company’s periodic reporting obligations under the Exchange Act, thereby foregoing many of the expenses associates with operating as a public company subject to SEC reporting obligations. Three days later, the Company terminated its registration with the Securities and Exchange Commission. Following such termination, the Company became dormant.

On July 27, 2011, the Company approved a 1-for-120 reverse stock split of its then outstanding shares of the Company’s Common Stock.

On May 11, 2018, the Eighth Judicial District Court of Nevada appointed Custodian Ventures, LLC as custodian for Zhongchai Machinery, Inc., proper notice having been given to the officers and directors of Zhongchai Machinery, Inc. There was no opposition.

On May 16, 2018, the Company filed a Certificate of Revival with the State of Nevada, appointing David Lazar as President, Secretary, Treasurer and sole Director.  On June 19, 2018, the Company issued 3,096,200 shares of common stock to David Lazar, at par value of $0.001, for services valued at $3,096.20, and issued 10,000,000 shares of Series A Preferred Stock to David Lazar, at par value of $0.001, for services valued at $4,000,000.

On December 28, 2018, a change of control of the Company took place. Mr. Xingtao Zhou acquired all 10,000,000 shares of Series A Preferred Stock previously owned by Mr. Lazar; and Mr. Zhou and Yaqin Fu acquired, respectively, 2,432,351 and 663,849 common shares previously owned by Mr. Lazar, who resigned as an officer and director and appointed Mr. Zhou as a director, CEO and CFO, and appointed Ms. Fu’s husband, Liang Tan, as a director.

On January 8, 2019, by majority consent of its principal shareholders, the Company changed its corporate name in Nevada from Zhongchai Machinery, Inc. to Cang Bao Tian Xia International Art Trade Center, Inc., its current name; and shortly thereafter, the Company’s trading symbol was changed to TXCB.

At the closing of the Share Exchange on July 27, 2020, Cayman Company became our wholly owned subsidiary and we are its public holding company. Prior to the Share Exchange, we were a “shell,” as defined in Rule 12b-2 under the Securities Exchange Act of 1934. We had no active business, and virtually no assets.

After giving effect to the Share Exchange, the Company acquired 100% of the assets and operations of Cayman Company and its subsidiaries, the business and operations of which now constitute our primary business and operations. After giving effect to the Share Exchange, we own 100% of the issued and outstanding shares of capital stock of Cayman Company. Cayman Company is a holding company that owns Hong Kong Company, which in turn owns and controls Management Consulting, which has entered into contractual agreements to control the Target Companies.

Cayman Company

Cayman Company was incorporated under the laws of Cayman Islands on April 15, 2019 to serve as an investment holding company, and Hong Kong was incorporated under the laws of Hong Kong by Cayman Company on May 22, 2019.

Overview of Cayman Company Business

Any references to the “Company,” “we,” “us,” “our” or words of similar import in this “Overview of Cayman Company Business” section refer to Cayman Company.

The Cang Bao Tian Xia International Art Trade Center (the “Center”) is a cultural service platform dedicated to creating industry standards for art investment and creating a model of online art exchanges and transactions, which allows collectors, artists, art dealers and owners to access a much larger art trading market, allowing them to engage with a wide range of collectibles or artwork investors. The online platform enables our customers to buy, sell, store and invest in various artworks, mostly antiques and some modern paintings. The words “Cang Bao Tian Xia” in our corporate name mean “Treasure World” in English.

We currently facilitate trading by individual customers of all kinds of collectibles, artworks and commodities on our online platforms, which are owned by the Center. We commenced our operations in March 2019, and our customer trading volume was growing rapidly until the advent of COVID-19.  We currently have approximately 1000 customers who regularly visit our website. Currently, Shanghai and Hainan are the Center’s operating branches.

According to the report of “E-commerce in China 2018” released by Ministry of Commerce of PRC on May 29, 2019, China’s e-commerce continues to grow in 2018 and has ranked the first in global online retail market. Data of National Bureau of Statistics of China indicates that in 2018, the national e-commerce transaction volume reached RMB 31.63 trillion yuan (approximately $4.62 trillion), an increase of 8.5% year-over-year.

China’s e-commerce transaction volume 2011-2018

China’s e-commerce transaction volume (in RMB trillion yuan)

Year-on-year growth rate

Source: National Bureau of Statistics of China

According to the statistics of the Ministry of Commerce of the PRC, in 2017, e-commerce realized sales growth of 26.8% in China. On many mainstream e-commerce platforms, cultural products such as arts and crafts flourished and developed rapidly, and art e-commerce continues to grow gradually. Online trading has become a major trend of the global collectible and art trade. We provide online and offline supporting services for domestic and international art e-commerce platforms.

We provide customers of our online platform with comprehensive services, including account opening, art investment education, market information, research, real-time customer support, and artwork warehousing services. Most services are delivered online through our proprietary client software and call center. Our client software, which has an app version available for both IOS and Android, provides not only market information and analysis, but also interactive functions including live auction house, live discussion boards, live video conference room, blogs to post and share artwork and instant messaging with other art collectors and customer service representatives, which we believe enhances our customers’ engagement.

Corporate Structure

Our current corporate structure is set forth below:

Our Strategy

We strive to continue building a collectible and artwork trading platform that is highly trusted by individual customers. To achieve this objective, we are implementing the following strategies:

●	strengthen our brand and market position;

●	introduce new collectibles and artwork products;

●	explore mini-account business;

●	selectively explore acquisition opportunities; and

●	continue to attract, cultivate and retain talent.

Variable Interest Entity Arrangements

In establishing our business, we have used a variable interest entity (“VIE”) structure. In the PRC, investment activities by foreign investors are principally governed by the Guidance Catalog of Industries for Foreign Investment, which was promulgated and is amended from time to time by the PRC Ministry of Commerce (“MOC”), and the PRC National Development and Reform Commission (the “NDRC”). In June 2018, the Guidance Catalog of Industries for Foreign Investment was replaced by the Special Administrative Measures (Negative List) for Foreign Investment Access (2018 Version) (the “Negative List”). The Negative List divides industries into two categories: restricted and prohibited. Industries not listed in the Negative List are generally open to foreign investment unless specifically restricted by other PRC regulations. Our Company and Management Consulting are considered as foreign investors or foreign invested enterprises under PRC law.

Although the business we conduct or will conduct through each VIE is not within the category in which foreign investment is currently restricted under the Negative List or other PRC Laws, we expect that in the future, the Target Companies will engage in marketing survey services for online marketplaces. Marketing survey services are within the category in which foreign investment is restricted pursuant to the Negative List. In addition, we intend to centralize our management and operation in the PRC to avoid being restricted in conducting certain business activities which are important for our current or future business but are currently restricted or might be restricted in the future. As such, we believe the agreements between Management Consulting and each VIE are necessary and essential for our business operation. These contractual arrangements with each VIE and its shareholders enable us to exercise effective control over the VIEs and hence consolidate their financial results as our VIE.

In our case, Management Consulting effectively assumed management of the business activities of each our VIEs through a series of agreements which are referred to as the VIE Agreements. The VIE Agreements are comprised of a series of agreements, including the Management Consultation Service Agreement, dated August 8, 2019, by and among Management Consulting, the VIEs and the three Cayman Company Shareholders,  (the “Management Agreement”), the Equity Pledge Agreement, dated August 8, 2019,  by and among Management Consulting, the Target Companies and the three Cayman Company Shareholders (the “Pledge Agreement”), the Call Option Agreement, dated August 8, 2019,  by and among Management Consulting, the Target Companies and the three Cayman Company Shareholders  (the “Option Agreement”) and the Proxy Agreement , dated August 8, 2019,  by and among Management Company, the Target Companies and the three Cayman Company Shareholders, (the “Proxy Agreement”). Through the VIE Agreements, Management Consulting has the right to advise, consult, manage and operate the VIEs for an annual consulting service fee in the amount of 100% of the VIEs’ net profit. The shareholders of the VIEs have pledged all of their right, title and equity interest in the VIEs as security for Management Consulting to collect consulting services fees provided to the VIEs through the Pledge Agreement. In order to further reinforce Management Consulting’s right to control and operate the VIEs, the VIEs’ shareholders have granted Management Consulting an exclusive right and option to acquire all of their equity interests in the VIE through the Pledge Agreement.

Management Consulting has entered into a series of VIE agreements with the Target Companies’ shareholders, upon the same material terms as described above. The material terms of the VIE Agreements with the Target Companies are as follows:

Management Consultation Service Agreement. Pursuant to the Management Consultation Service Agreement between (a) Management Consulting, and (b) Hainan Cangbao Tianxia Cultural Relic Co., Ltd. and Cangbao Tianxia (Shanghai) Cultural Relic Co. (the “Target Companies” or “VIEs”), dated August 8, 2019, Management Consulting has the exclusive right to provide consultation and services to the Target Companies in the areas of funding, human resources, technology and intellectual property rights. For such services, the Target Companies have agreed to pay service fees in the amount of 100% of their net income, and also have the obligation to absorb 100% of their own losses. Management Consulting exclusively owns any intellectual property rights arising from the performance of this Management Consultation Service Agreement. The Management Consultation Service Agreement terminates at the same time as the Equity Pledge Agreement, described in the next paragraph.

Equity Pledge Agreement. Pursuant to the Equity Pledge Agreement dated August 8, 2019, among Management Consulting, the Target Companies, the Target Companies’ shareholders, who are our CEO Mr. Zhou, Yaqin Fu (the wife of Liang Tan, a director of the Company), and Wei Wang (also, the “Pledgors”), each of three persons pledged all of their equity interests in the Target Companies to Management Consulting to guarantee the Target Companies’ performance of relevant obligations and indebtedness under the Management Consultation Service Agreement and the other control agreements (collectively, the “Control Agreements”). If the Pledgors breach their obligations under the Control Agreements, Management Consulting, as pledgee, will be entitled to certain rights, including the right to dispose of the pledged equity interests in order to recover the damages associated with such breaches. The Pledgors’ obligations shall be continuously valid until all of the Pledgors are no longer shareholders of the Target Companies, or until the satisfaction of all of the Pledgors’ obligations under the Control Agreements.

Call Option Agreement. Pursuant to the Call Option Agreement among Management Consulting, the Target Companies and the Pledgors, dated August 8, 2019, Management Consulting has the exclusive right to require that the Pledgors fulfill and complete all approval and registration procedures required under PRC laws for Management Consulting to purchase, or designate one or more persons to purchase, such shareholders’ equity interests in the Target Companies , in one or multiple transactions, at any time or from time to time, at Management Consulting’s sole and absolute discretion. The purchase price shall be the lowest price allowed by PRC laws. The Equity Option Agreements shall remain effective until all the equity interests in the Target Companies owned by the Pledgors have been legally transferred to Management Consulting or its designee(s).

Proxy Agreement. Pursuant to the Proxy Agreement among Management Consulting, the Pledgors and the Target Companies, dated August 8, 2019, the Pledgors irrevocably appointed Management Consulting or Management Consulting’s designee to exercise all of their rights as a shareholder of the Target Companies, including but not limited to the power to exercise all such shareholder’s voting rights with respect to all matters to be discussed and voted in shareholder meetings of the Target Companies. The Proxy Agreement remains effective until all equity interests in the Target Companies owned by the Pledgors have been legally transferred to Management Consulting or its designee(s).

Business Model

Operation Description

.

The operation team defined the unique operation mode of "3+1" of Cangbao Tian Xia as the core orientation of the project. The closed loop of project operation was achieved through interlocking organic logic, and the revenue generation prospect of the project is being realized through the close combination of financial means and member ports. Since its inception, Cang Bao Tian Xia has developed from a single offline product line to rapidly growing product diversification in multiple regions in mainland China. The Treasure World-created online App is geared to the needs of the market, as a new window to be multiplied by the rapid development of Internet and the Internet of things change, to the developing trend of our brand platform, thus effectively expanding the flow ports and enhancing the capacity of solid flow, i.e., the flow "member", "collection flow" and "capital flow." At the same time, with the help of cooperative insurance guarantee social credibility behind the brand influence, our professional appraisal team identifies trading opportunities, eventually to form an "objects, people, gold" ideal situation of the inner loop.

We believe that the characteristics and style of the Chinese consumer market will directly determine the “treasure” of the Treasure World, and will create the financial services needed to get the full extent of the consumer market acceptance and highest market sense of affinity, loan products and financial services within the Chinese consumer market demand in the global consumer market.

Becoming a member of the Treasure World is a very low threshold for consumer groups in the market to access the Treasure Circle. We believe that the lowering of entry standards will not have an impact on industry or brand endorsements, and instead, it will introduce our Company as the most professional collection appraisal agency providing appraisal services for collections on the platform and world-class insurance companies providing high-quality assessment guarantees for collections and transactions on the platform. Therefore, with the people-friendly standards of the Treasure World, stronger brand endorsements and market recognition and satisfaction will grow. And at the same time, with our appraisals, transactions and other links performed inside our brand platform, our membership will continue to grow and reflect the significance of the Treasure World.

We believe that the advantages of membership creation are reflected in several aspects:

•

First, the new online app and offline access port makes it easier for unfamiliar persons in the market to become members, and the simple and convenient operation process enhances the members' experience and identity multiples.

•

Second, with the credibility of world-class insurance brands behind the Treasure World, the pure collection appraisal trading platform service will become a world-class professional collection comprehensive ecosystem. Through professional guarantees, any member, any collection and any transaction can be carried out in a safe, just and strong environment, increase membership, collections and capital market behavior from hierarchy to another level, to enhance the experience and guarantee protection.

•

Third, members can make financial investments in any collection in the platform built by the brand, avoiding the situation of collection value-added income that can only be achieved by owning a collection independently. Membership broadens the traditional restrictions of the industry, and allow any member to effectively invest in any collection in which the member is interested, and receive the corresponding benefits brought by the increase in the value of the collection in the market;

•

Fourth, transactions of all collections in which all members of the brand platform to which they belong will be conducted under the effective supervision of the platform, which enhances the protection of member transactions, and at the same time, carries out effective regular flow of capital within the platform. The effective flow of collections under the platform can bring non-member consumer groups in the market organically into the platform, and thus become effective registered members of the platform. At the same time, members in the platform display their collections to the platform, thereby forming the mutual promotional effect of "members pulling new collections, collections carrying new members" positively guiding the organic cycle.

•

Fifth, the effective expansion of new members will be guided by the platform's active policy during the operation of the platform, encouraging new members to actively join, thus rapidly growing and changing the platform as currently established. The platform's evaluation of the number of final members is unpredictable, because the openness of the platform will determine that the port to enter the platform is infinite, because the professionalism of the platform will determine that the endorsement of the platform will occupy the mainstream position in the market, and because the circulation of the platform will determine that the amount of resources lost by the platform will be minimal. Therefore, in terms of the acquisition of new members and the reciprocating operation of various links within the platform, we believe that the operation mechanism of Booty World will make it a leading brand in the global consumer market.

Professional Appraisal

Behind the brand, there are national and internationally recognized professional appraisal experts to ensure that each piece of collection is well-documented and real, after passing the treasure appraisal, and are responsible for each piece of art collection.

Professional Team

Treasure World has what it believes is a very professional appraisal team. We have retained domestic and international talents in the process of forming the team, so that Treasure World is filled with world-class talents in all fields and positions. In terms of warehousing and storage, financial services, operation planning, cross-industry cooperation, etc., high-quality talents have formed an outstanding team. In 2018, the “Treasure World” section of the treasure track recorded by Treasure World began broadcasting on 9 Chinese TV stations across the country, premiering on Saturdays throughout the year and rebroadcasting on Sundays,

In 2019, Treasure World launched this section on television stations in various provinces across the country to better serve global collectors.

The industry's first to adopt VR 2.0 technology, "3 60 ° + 720 °" display collections, global collections online "touch" collection textures, effectively captures the eyes of global collection experts, collection enthusiasts and outsiders, through offline promotion. This unique model for the industry has effectively reduced the industry threshold for the collection industry. At the same time, we use VR 2.0 technology to achieve part of the transparency of the collection information. The most professional technology products of the society at this stage are used in the Treasure World industry. Psychology collects a large number of new treasure enthusiasts and effectively increases market share.

Profit Model

Our member system is an exclusive online service system created by Treasure World, which responds to the original intention of Treasure World: standardizing the transactions of the collection industry and providing professional art consulting services for collectors. In order to meet the needs of different collectors, Treasure World has comprehensively upgraded its service package system to provide personalized "collection- certification-marketing" services.

A.

Profit model: service package

Including the business of appraisal of treasures, consignment of APPs, etc., the situation of packaging services with different types of services, civilianization of profit points, allowing more people outside the industry to understand and use treasures through the new service model;

B.

Profit model: collection and storage

The Company’s professional storage and custody service allows those who have treasures in their homes, but are limited by venues and conditions, to accept their collections into one of the world's most professional collection management systems, lowering the threshold and making them available to everyone;

C.

Profit model: Treasure consignment

Our Professional appraisal team, professional output resources, etc., enables each piece of collection to be commissioned on the safest, most professional and authoritative platform for agency storage and evaluation transactions;

D.

Profit model: financial loan.

Our authoritative guarantee group and professional financial team can maximize the commercial value of the user's collections within a reasonable range, but also connect users with high-quality financial solutions, thus generating the highest quality services will generate maximum commercial value;

E.

Profit model: underwriting agreement

We provide an integrated service, from the examination of a person’s collection to the docking transaction, and a transaction guarantee after the transaction is completed, to achieve an excellent service experience without worry;

F.

Profit model: All-in-one advertising

Our market resources organically and effectively dock the most cutting-edge market promotion platforms, to maximize market promotion and the most innovative publicity ports. We believe that consumers in the hunting market find us to be an excellent publicity and promotional resource.

G.

Profit model: VR Museum

Our offline VR (virtual reality) museum uses high-tech cutting-edge technology to lead consumer groups outside the industry to understand the collection industry in depth and expand the channels for consumer sources.

Employees

We currently employ 33 employees, consisting of 22 who are employed by Hainan and 11 of whom are employed by Shanghai Cangbao. Eight of the 33 employees at the two locations are management personnel; 11 are employed by the Company’s marketing department, who are responsible for developing new customers and maintaining existing customers; and 14 are support and administrative staff.

Competition

The art e-commerce market is highly competitive and many traditional art galleries and auction houses may provide a platform for artwork owners to sell their collections. However, we believe that their trading model is substantially different from ours. As of August 31, 2020, we believe that there were at least five active art e-commerce platforms operating nationwide in China. These trading service providers compete with each other for customers and trading volume based on factors including brand, technology, research and customer services.

Although some of our competitors have greater financial resources or larger customer bases than we do, we believe that our proprietary technology platform, our comprehensive customer services and strong brand recognition in the industry will enable us to compete effectively in the fast evolving art e-commerce trading industry in the PRC.

Government Regulation

All of our operations are located in China. Accordingly, our business, prospects, financial condition and results of operations are influenced to a significant degree by political, economic and social conditions in China generally and by continued economic growth in China as a whole, as to which there can be no assurance.

Intellectual Property

The Company owns the intellectual property of an APP and a customized tablet, which enable our customers to communicate and list artworks to trade, as well as to facilitate membership enrollment and artworks trade. The Company also owns the domain name of www.txcb.com.

Research and Development

In the fiscal year ended September 30, 2019, we spent $-0- on research and development of our APP and tablet. Our APP was launched on January 3, 2020, and was purchased from a third party, after research and development had been completed. The third party also provides ongoing technical support and maintenance services.

Marketing Strategy

Our ability to establish effective marketing campaigns is the key to our success. Our advertisements promote our corporate image and our services.  We believe that effectively developing and maintaining awareness of our brand is critical to attracting new and retaining existing clients. Successful promotion of our brand and our ability to attract quality clients depends largely on the effectiveness of our marketing efforts and the success of the channels we use to promote our services. Our efforts to build our brand have caused us to incur marketing and advertising expenses in the amount of approximately $1,600,000 in 2019, which was reduced to approximately $20,000 in the first three months of 2020, the reduction being due to the Chinese New Year and COVID-19.

It is likely that our future marketing efforts will require us to incur significant additional expenses as we expand our business.

Corporate Information

Our principal executive offices are located at Unit 609, Shengda Plaza, No. 61, Guoxing Ave. Meilan District, Hainan Province, China 570203.

Our telephone number at this address is (86) 898 66186181. Our registered office in the Cayman Islands is located at Sertus Chambers, Governors Square, Suite# 5-204,23 Lime Tree Bay Avenue, P.O. Box 2547, Grand Cayman, KY1-1104, Cayman Island. Investors should contact us for any inquiries through the address and telephone number of our principal executive offices.

Our website is www.txcb.com. The information contained on, or that can be accessed through, our website is not a part of, and shall not be deemed incorporated into, this Annual Report on Form 10-K.

Reports to Security Holders

We intend to furnish our shareholders annual reports containing financial statements audited by our independent registered public accounting firm and to make available quarterly reports containing unaudited financial statements for each of the first three quarters of each year. We file Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and Current Reports on Form 8-K with the SEC in order to meet our timely and continuous disclosure requirements. We may also file additional documents with the SEC if they become necessary in the course of our Company’s operations.

The public may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is www.sec.gov.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Prior to the Share Exchange, the Company’s headquarters were located at 5-1-1206 Hefeng Jiangan, Nianqing Rd. Meilan District, Hainan Province, China 570203. Since the Share Exchange, the Company no longer uses the foregoing property.

Effective as of the closing of the Share Exchange, the Company’s principal office is located at Unit 609, Shengda Plaza, No. 61, Guoxing Ave. Meilan District, Hainan Province, China 570203. We rent 2,100 square feet of office space at that location from an unaffiliated landlord. Our lease expires on December 31, 2021; annual rent is $40,000. We also rent an office, which is approximately 1,700 square feet, in Shanghai from an unaffiliated landlord; the annual rent is $34,600 and the lease expires on July 15, 2021.

In addition, we rent space in Shanghai and Chengdu as storage spaces to display our artworks. Our storage space in Shanghai, which is located in the historic town of Zhu Jia Jiao, is approximately 4,300 square feet. Because that space is used as a nonprofit museum, we are able to lease the space from the local township at no cost; that lease expires on December 31, 2020. Our VR museum, which is approximately 7,500 square feet, is located in Chengdu, and is leased from an unaffiliated landlord; the lease expires on March 13, 2022, and annual rent is $336,000.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our trading symbol on OTC Markets is TXCB.  However, there is no established public trading market for our securities and a regular trading market may not develop, or if developed, may not be sustained. A stockholder in all likelihood, therefore, will not be able to resell his or her securities should he or he desire to do so when eligible for public resale. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops. We have no plans, proposals, arrangements, or understandings with any person with regard to the development of a trading market in any of our securities.

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

Under the penny stock regulations, a broker-dealer selling a penny stock to anyone other than an established customer or accredited investor must make a special suitability determination regarding the purchaser and must receive the purchaser’s written consent to the transaction prior to the sale. Generally, an individual with a net worth in excess of $1,000,000 (not including the principal residence) or annual income exceeding $200,000 individually or $300,000 together with his or her spouse is considered an accredited investor. In addition, under the penny stock regulations the broker-dealer is required to:

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

Because of these regulations, broker-dealers may encounter difficulties in their attempt to sell shares of our Common Stock, which may affect the ability of  stockholders to sell their shares in the secondary market and have the effect of reducing the level of trading activity in the secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities.. In addition, the liquidity for our securities may be decreased, with a corresponding decrease in the price of our securities. Our shares in all probability will be subject to such penny stock rules and our stockholders will, in all likelihood, find it difficult to sell their securities.

Stockholders

As of the date of this Annual Report, we had 151 holders of record of our Common Stock.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company for the fiscal years ended June 30, 2020 and 2019. The discussion and analysis that follows should be read together with our financial statements and the notes to the financial statements included elsewhere in this Annual Report on Form 10-K. Except for historical information, the matters discussed in this section are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company’s control. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report.

Business Development

On July 27, 2020 (the “Closing Date”), we entered into a Share Exchange Agreement (the “Exchange Agreement”) by and among (i) the Company, (ii) Zhi Yuan Limited, a Cayman Islands company (“Cayman Company”), and (iii) the three beneficial shareholders of Cayman Company (each, a “Cayman Company Shareholder” and collectively, the “Cayman Company Shareholders”).  Pursuant to the Exchange Agreement, we issued to the Cayman Company Shareholders an aggregate of 75,000,000 shares of Cang Bao common stock, representing approximately 67.98% of Cang Bao’s total issued and outstanding common stock (the “Share Exchange”).

As a result of the Share Exchange, Cayman Company became our wholly owned subsidiary and we are its public holding company. After giving effect to the Share Exchange, the Company acquired 100% of the assets and operations of Cayman Company and its subsidiaries, the business and operations of which now constitutes our primary business and operations. After giving effect to the Share Exchange, we own 100% of the issued and outstanding shares of capital stock of Cayman Company. Cayman Company is a holding company that owns Cangyun (Hong Kong) Limited (“Hong Kong Company”), which in turn owns and controls Shanghai Cangyun Management Consulting Co., Ltd. (“Management Consulting”), which has entered into contractual agreements to control Hainan Cangbao Tianxia Cultural Relic Co., Ltd. (“Hainan”) and Cangbao Tianxia (Shanghai) Cultural Relic Co., Ltd. (“Tianxia Cultural Relic,” and together with Hainan, the “Target Companies” or “VIEs”).

The Company now operates an online and offline cultural exchange service platform, through which we are dedicated to create industry standards for art investment and to create a model of online art exchanges and transactions, which allows collectors, artists, art dealers and owners to access a much larger art trading market, allowing them to engage with a wide range of collectibles or artwork investors.

Prior to the Share Exchange, the Company was a shell, and its business objective was to seek a business combination with an operating company. We accomplished the business combination by completing the Share Exchange, and we are no longer a shell. Please refer to the unaudited Pro Forma Financial Information for the business combination.

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

Results of Operations

Note: The Company’s Share Exchange was completed on July 27, 2020.  The following discussion describes the Company’s operations and financial condition before the completion of the Share Exchange. Please refer to the unaudited Pro Forma Financial Information for the business combination.

Comparison of twelve-month periods ended June 30, 2020 and 2019

Revenue

For the year ended June 30, 2020, the Company generated $0 in revenues. For the year ended June 30, 2019, the Company generated $0 in revenues.

Expenses

For the years ended June 30, 2020 and 2019, we incurred operating expenses of $84,539 and $48,856 respectively, representing an increase of $35,683, or 73%. The increase in operating expenses is mainly attributable to the increase of $34,750 in legal expense.

Net Loss

For the years ended June 30, 2020 and 2019, we incurred a net loss of $84,539 and $48,856 respectively, representing an increase of $35,683, or 73%. The increase in net loss is mainly attributable to the increase of $34,750 in legal expense.

Liquidity and Capital Resources

As of June 30, 2020, the Company has no business operations and $0 cash resources other than that provided by Management. We are dependent upon interim funding provided by Management or an affiliated party to pay professional fees and expenses.  Management and an affiliated party have provided funding as may be required to pay for accounting fees and other administrative expenses of the Company until the Company enters into a business combination. The Company would be unable to continue as a going concern without interim financing provided by Management. As of June 30, 2020, we had $0 in cash. As of June 30, 2019, we had $0 in cash.

If we require additional financing, we cannot predict whether equity or debt financing will become available at terms acceptable to us, if at all. The Company depends upon services provided by Management and an affiliated party to fulfill its filing obligations under the Exchange Act. At present, the Company has no financial resources to pay for such services.

The Company does not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations, maintaining the filing of Exchange Act reports, the investigation, analyzing, and consummation of an acquisition for an unlimited period of time will be paid from additional money contributed by Xingtao Zhou, our Chief Executive Officer and Director, or an affiliated party.

During the next 12 months we anticipate incurring costs related to:

•	filing of Exchange Act reports;
•	franchise fees, registered agent fees, legal fees and accounting fees; and
•	investigating, analyzing and consummating an acquisition or business combination

Cash Flows:

	For the years ended
	June 30,
	2020	2019
Cash Flows from Operating Activities	$(79,189)	$(1,760)
Cash Flows from Investing Activities	—	—
Cash Flows from Financing Activities	79,190	(3,240)
Effects of Currency Translations	(1)	—
Net increase (decrease) in cash	$1	$(5,000)

On June 30, 2020 and 2019, we had $0 in current assets. As of June 30, 2020, we had $111,045 in liabilities and negative $111,045 in stockholders’ deficit. As of June 30, 2019, we had $25,506 in liabilities and negative $25,506 in stockholders’ deficit.

We had zero cash flow from investing activities during the year ended June 30,2020.

We had a negative cash flow from operations of $79,189 during the year ended June 30, 2020, which was mainly resulted from our net loss of $84,539. We had a positive cash flow of $79,190 from financing activities during the year ended June 30, 2020, through advances made by Xingtao Zhou.

The Company currently plans to satisfy its cash requirements for the next 12 months through earning from its acquired subsidiaries and borrowings from its CEO or companies affiliated with its CEO and believes it can satisfy its cash requirements so long as it is able to obtain financing from these affiliated parties. The Company expects that money earned and borrowed will be used during the next 12 months to satisfy the Company's operating costs, professional fees and for general corporate purposes. There is no written funding agreement between the Company and Mr. Zhou, our CEO and principal shareholder.

Off-Balance Sheet Arrangements

As of June 30, 2020 and 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

As of June 30, 2020 and 2019, we did not have any contractual obligations.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the twelve months ended June 30, 2020 and 2019, and are included elsewhere in this registration statement.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements annexed to this Form 10-K for the years ended June 30, 2020 and June 30, 2019 begin on page F-1 and have been audited by our independent accountants, JLKZ CPA LLP and BF Borgers CPA PC, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, Xingtao Zhou, who is our Chairman, Founder, Chief executive officer and Chief financial officer, as of June 30, 2020, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer has concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission's rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our Chief Executive Officer,  as appropriate to allow timely decisions regarding required disclosure.

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

Our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting at June 30, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on that assessment under those criteria, management has determined that, as of June 30, 2020, our internal control over financial reporting was not effective.

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

ITEM 9B. OTHER INFORMATION.

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

None of our officers or directors have been convicted in, or are subject to, any criminal or bankruptcy proceeding.

The names and ages of the directors and executive officers of the Company and their positions with the Company are as follows:

Name	Age	Position
Xingtao Zhou	41	President, Chief Executive Officer, Chief Financial Officer (Principal Accounting Officer), Chairman of the Board
Liang Tan	57	Director

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

Liang Tan, Director. Liang Tan has served as the general manager of Shanghai Qingsheng Investment Co., Ltd. since 2017. Mr. Tan served as the deputy general manager of Shanghai Daren Asset Management Co., Ltd. from 2013 to 2016.

ITEM 11. EXECUTIVE COMPENSATION.

The following table summarizes, for each of 2019 and 2018, the compensation awarded, paid to or earned by our President, CEO, CFO and Chairman of the Board of Directors, Xingtao Zhou, and our former CEO, David Lazar, who are compensated for their services to the Company; no other officer receives compensation from the Company.

2019 Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Xingtao Zhou (1)	2019	42,372	—	—	—	—	—	—	—
President CEO and CFO	2018	0	—	—	—	—	—	—	—

David Lazar (2)	2019	—	—	—	—	—	—	—	—
former CEO	2018	—	—	4,003,096	—	—	—	—	4,003,096

———————

(1)

Mr. Zhou has received $42,372 in cash compensation from Hainan Cangbao since inception of Hainan Cangbao on March 1, 2019.

(2)

Mr. Lazar resigned as CEO on December 31, 2018, when a change of control was completed, and current management assumed control.

The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but our officers and directors may recommend adoption of one or more such programs in the future. We have no employment agreements with Mr. Zhou or with any of our employees.

The Company does not have a standing compensation committee, audit committee, nomination committee, or committees performing similar functions. We anticipate that we will form such committees of the Board of Directors once we have a full Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of the date of this Annual Report on Form 10-K, with respect to the beneficial ownership of our common stock and preferred stock for (i) each director and named executive officer, (ii) all of our directors and officers as a group, and (iii) each person known to us to own beneficially 5% or more of the outstanding shares of our common stock. As of the date of this Annual Report on Form 10-K, there are 110,319,245 shares of common stock issued and outstanding.

Name and Address of Beneficial Owner (1)	Class of Securities	Shares Beneficially Owned	Percentage Owned (4)

Directors and Named Executive Officers

Xingtao Zhou	Preferred Stock	9,920,000	100.0%
	Common Stock	59,839,271	54.2%

Yaqin Fu (2)	Common Stock	15,663,849	14.2%

All Officers and Directors as a group (2 persons)	Common Stock	75,503,120	68.4%

5% Stockholders

Wei Wang (3)	Common Stock	18,000,000	16.3%

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

(2)	Yaqin Fu is the wife of Liang Tan, a director of the Company, and therefore Mr. Tan may be deemed to be the beneficial owner of the shares owned by Ms. Fu.

(3)	Mr. Wang was one of the Cayman Company Shareholders.

(4)	Based on 110,319,245 shares of our Common Stock issued and outstanding as of the date of this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On June 15, 2018, the Company entered into a promissory note payable with David Lazar, the former Chief Executive Officer. The note is unsecured, noninterest bearing and due in 12 months from the date of issuance. On December 13, 2018, the Company forgave $5,000 of the entire amount owed on this promissory note to David Lazar. The gain was recorded in additional paid in capital due to its related party nature. As of June 30, 2020 and 2019, $0 remains outstanding.

On June 19, 2018, the Company issued 3,096,200 shares of common stock issued at par value of $0.001, for services valued at $3,096 to Custodian Ventures, LLC, the company controlled by David Lazar.

On June 19, 2018 the Company created 10,000,000 shares of Series A Preferred Stock, out of the 10,000,000 shares that were already authorized. On that same date, the Company issued 10,000,000 shares of the Series A preferred stock to Custodian Ventures LLC, the company controlled by David Lazar, the former Chief Executive Officer, for services valued at $4,000,000.

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

During the period July 01, 2018 thru December 13, 2018, David Lazar, paid $17,350 of expenses related to accounting, transfer agent, audit and legal fees on behalf of the company. On December 13, 2018, the Company forgave $31,446 of the loan payable to David Lazar. The gain was recorded in additional paid in capital due to its related party nature. As of June 30, 2020 and 2019, $0 remains outstanding.

During the years ended June 30, 2020 and 2019, Mr. Xingtao Zhou, paid a total of $79,189 and $15,856 respectively, in expenses on behalf of the Company, for transfer agent, legal, audit and accounting fees. As of June 30, 2020 and 2019, The outstanding balances owed to Mr. Zhou are $95,045, and $15,856 respectively. This loan is non-interest bearing and has no specific terms for repayment.

Conflicts of Interest

Certain potential conflicts of interest are inherent in the relationships between our officers and directors, and the Company.

From time to time, one or more of our affiliates may form or hold an ownership interest in and/or manage other businesses both related and unrelated to the type of business that we own and operate. These persons expect to continue to form, hold an ownership interest in and/or manage additional other businesses which may compete with ours with respect to operations, including financing and marketing, management time and services and potential customers. These activities may give rise to conflicts between or among the interests of us and other businesses with which our affiliates are associated. Our affiliates are in no way prohibited from undertaking such activities, and neither we nor our shareholders will have any right to require participation in such other activities.

Further, because we intend to transact business with some of our officers, directors and affiliates, as well as with firms in which some of our officers, directors or affiliates have a material interest, potential conflicts may arise between the respective interests of us and these related persons or entities. We believe that such transactions will be completed on terms at least as favorable to us as those available from unrelated third parties.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the fees paid or accrued by us for the audit and other services provided by JLKZ CPA LLP for the period ended June 30, 2020, and by BF Borgers PC, for the period ended June 30, 2019.

	June 30,	June 30,
	2020	2019
Audit Fees	$60,000	$13,100
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$60,000	$13,100

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

In the absence of a formal audit committee, the full Board of Directors pre-approves all audit and non-audit services to be performed by the independent registered public accounting firm in accordance with the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended. The Board of Directors pre-approved 100% of the audit, audit-related and tax services performed by the independent registered public accounting firm for the fiscal years ended June 30, 2020 and 2019. The percentage of hours expended on the principal accountant’s engagement to audit the Company’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was 0%.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this Annual Report:

(a)  Financial Statements:

(c)  Exhibits:

Exhibit
Number	Name

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Pro Forma Financial Statements

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

ITEM 16. FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CANG BAO TIAN XIA INTERNATIONAL ART TRADE CENTER, INC.

Date: October 13, 2020	By:	/s/ Xingtao Zhou
Xingtao Zhou, Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial and accounting officer)

CANG BAO TIAN XIA INTERNATIONAL ART TRADE CENTER, INC.AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

As of and for the year ended June 30, 2020 and 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:

The Board of Directors and Stockholders of

Cang Bao Tian Xia International Art Trade Center, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Cang Bao Tian Xia International Art Trade Center, Inc. (the “Company”) as of June 30, 2020 and 2019, and the related statements of operations, stockholders’ equity, and cash flows for the years in two-year period then ended June 30, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019, and the results of its operations and its cash flows for the in the two-year period then ended June 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not yet established an ongoing source of revenues and cash flows sufficient to cover its operating costs, which raises substantial doubt about its ability to continue as a going concern. Management’s plan in regards to these matters are described in Note 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ JLKZ CPA LLP

JLKZ CPA LLP

http://www.jlkzcpa.com

Flushing, New York

October 13, 2020

We have served as the Company’s auditor since July 2020.

CANG BAO TIAN XIA INTERNATIONAL ART TRADE CENTER, INC.

BALANCE SHEETS

	June 30,	June 30,
	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$—	—
Total current assets	—	—
Total Assets	$—	—

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expense	$16,000	10,650
Loan payable – related party	95,045	15,856
Total current liabilities	111,045	26,506
Total liabilities	111,045	26,506

Shareholders' deficit
Series A Preferred Stock, 10,000,000 shares authorized at $0.001 per share: 9,920,000 shares issued and outstanding as of June 30, 2020 and 2019, respectively	9,920	9,920
Common stock, par value $0.001 per share; 500,000,000 shares authorized; 35,319,245 shares issued and outstanding as of June 30, 2020 and 2019, respectively	35,319	35,319
Additional paid-in capital	20,509,840	20,509,840
Accumulated deficit	(20,666,124)	(20,581,585)
Total shareholders' equity	(111,045)	(26,506)
Total Liabilities and Shareholders' Equity	$—	—

The accompanying notes are an integral part of these consolidated financial statements

CANG BAO TIAN XIA INTERNATIONAL ART TRADE CENTER, INC.

STATEMENTS OF OPERATIONS

	For the Years Ended June 30,
	2020	2019

Operating expenses:
Legal expense	60,500	25,750
Audit and accounting expense	16,370	16,550
License and registration fees	4,651	5,181
Transfer agent	3,018	1,300
Postage and Mailing	—	75
Total operating expenses	84,539	48,856

Net loss	(84,539)	(48,856)

Net loss per common share – basic and diluted	(0)	(0)
Weighted average common shares outstanding – basic and diluted	35,319,245	35,319,245

The accompanying notes are an integral part of these consolidated financial statements

CANG BAO TIAN XIA INTERNATIONAL ART TRADE CENTER INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Series A Preferred Stock: Shares		Common Stock: Shares		Additional
	Number of		Number of		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at June 30, 2018	10,000,000	$10,000	3,319,245	$3,319	$20,505,314	$(20,532,729)	$(14,096)
Conversion of Preferred stock into common stock	(80,000)	(80)	32,000,000	32,000	(31,920)		—
Forgiveness of related party debt					36,446		36,446
Net Loss						(48,856)	(48,856)
Balance at June 30, 2019	9,920,000	9,920	35,319,245	35,319	20,509,840	(20,581,585)	(26,506)
Net Loss						(84,539)	(84,539)
Balance at June 30, 2020	9,920,000	$9,920	35,319,245	$35,319	$20,509,840	$(20,666,124)	$(111,045)

The accompanying notes are an integral part of these consolidated financial statements

CANG BAO TIAN XIA INTERNATIONAL ART TRADE CENTER, INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2020	2019

Cash flows from operating activities
Net Loss	$(84,539)	$(48,856)
Adjustments to reconcile net loss to net cash from operations:
Forgiveness of related party loan	—	31,446
Forgiveness of related party notes payable	—	5,000
Changes in assets and liabilities:
Accounts payable	5,350	10,650
Net cash used in operating activities	$(79,189)	$(1,760)

Cash flows from financing activities
Proceeds from related party	79,190	33,206
Repayments on related party notes payable	—	(5,000)
Repayment on related party loan	—	(31,446)
Net cash provided by financing activities	$79,190	$(3,240)

Net increase in cash, and cash equivalents	1	(5,000)

Effect on changes in foreign exchange rate	(1)	—
Cash, and cash equivalents, beginning of period	—	5,000

Cash, and cash equivalents, end of period	$—	$—

Non cash investing and financing activities
Debt forgiveness recorded in additional paid in capital	—	36,446

The accompanying notes are an integral part of these consolidated financial statements

CANG BAO TIAN XIA INTERNATIONAL ART TRADE CENTER, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2020 AND 2019

NOTE 1 – ORGANIZATION AND BASIS OF ACCOUNTING

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

JUNE 30, 2020 AND 2019

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

NOTE 2 – GOING CONCERN

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

JUNE 30, 2020 AND 2019

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

Fair Value Measurement

The Company values its amounts due to related partings and short-term loans payable under FASB ASC 820 which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

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

JUNE 30, 2020 AND 2019

Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. The Company uses Level 3 to value its derivative instruments.

Earnings (Loss) per Common Share

The Company computes basic and diluted income (loss) per share amounts in accordance with ASC 260, Earnings Per Share (ASC 260). Basic loss per share is computed by dividing net loss available to common shareholders, by the weighted average number of shares of common stock outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted loss per share is computed by dividing net loss available to common shareholders by the diluted weighted average number of shares of common stock during the period. The diluted weighted average number of common shares outstanding is the basic weighted number of shares adjusted as of the first day of the year for any potentially diluted debt or equity.

The dilutive effect of outstanding convertible preferred stock is reflected in diluted earnings per share by application of the if-converted method.

The Company has excluded convertible preferred stock in the computation of diluted earnings per share which were anti-dilutive for the years ended June 30, 2020 and 2019.

Recent Accounting Pronouncements

In February 2016, the FASB issued accounting standard update for leases. The ASU introduces a lessee model that brings most leases on the balance sheet. The new standard also aligns many of the underlying principles of the new lessor model with those in the current accounting guidance as well as the FASB's new revenue recognition standard. However, the ASU eliminates the use of bright-line tests in determining lease classification as required in the current guidance. The ASU also requires additional qualitative disclosures along with specific quantitative disclosures to better enable users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The pronouncement is effective for annual reporting periods beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020, for nonpublic entities using a modified retrospective approach. Early adoption is permitted. The Company is still evaluating the impact that the new accounting guidance will have on its consolidated financial statements and related disclosures and has not yet determined the method by which it will adopt the standard.

NOTE 4 – RELATED PARTY TRANSACTION

On June 15, 2018, the Company entered into a promissory note payable with David Lazar, the former Chief Executive Officer. The note is unsecured, noninterest bearing and due in 12 months from the date of issuance. On December 13, 2018, the Company forgave $5,000 of the entire amount owed on this promissory note to David Lazar. The amount was recorded as additional paid-in capital due to its related party nature. As of June 30, 2020 and 2019, respectively, $0 remained outstanding.

On June 19, 2018, the Company issued 3,096,200 shares of common stock issued at par value of $0.001, for services valued at $3,096 to Custodian Ventures, LLC, the company controlled by David Lazar.

On June 19, 2018, the Company issued 10,000,000 shares of the Series A preferred stock to Custodian Ventures LLC, a company controlled by David Lazar, the former Chief Executive Officer, for services valued at $4,000,000.

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

CANG BAO TIAN XIA INTERNATIONAL ART TRADE CENTER, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2020 AND 2019

During the period July 1, 2018 thru December 13, 2018, David Lazar, paid $17,350 of expenses related to accounting, transfer agent, audit and legal fees on behalf of the company. On December 13, 2018, the Company forgave $31,446 of the amount payable to David Lazar. The amount was recorded as additional paid-in capital due to its related party nature. As of June 30, 2020 and 2019, respectively, $0 remained outstanding.

During the years ended June 30, 2020 and 2019, Mr. Xingtao Zhou, paid a total of $79,189 and $15,856, respectively in expenses on behalf of the Company, for transfer agent, legal, audit and accounting fees. As of June 30, 2020 and 2019, respectively. The outstanding balances owed to Mr. Zhou are $95,045 and $15,856 respectively. This amount is non-interest bearing and has no specific terms for repayment.

During the year ended June 30, 2019, related party debt forgiveness resulted in an increase in additional paid-in capital of $36,446.

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

As of June 30, 2020, 35,319,245 common shares are issued and outstanding.

During the year ended June 30, 2019, related party debt forgiveness resulted in an increase in additional paid-in capital of $36,446.

Series A Preferred Stock

The Company is authorized to issue 10,000,000 shares of $.001 par value Series A Preferred shares.

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

JUNE 30, 2020 AND 2019

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

On June 19, 2018, the Company issued 10,000,000 shares of the Series A preferred stock to Custodian Ventures LLC, the company controlled by David Lazar, Chief Executive Officer for services valued at $4,000,000.

On February 14, 2019, the Company issued 32,000,000 common shares to shareholders pursuant to the conversion of 80,000 shares of Series A Preferred Stock at a conversion price of $0.0000025 per common share.

As of June 30, 2020, 9,920,000 preferred shares remain outstanding (convertible into 3,968,000,000 shares of common shares), which are owned by Mr. Xingtao Zhou, CEO of the Company.

NOTE 6 – INCOME TAXES

The Company provides income taxes under FASB ASC 740, Accounting for Income Taxes. FASB ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

CANG BAO TIAN XIA INTERNATIONAL ART TRADE CENTER, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2020 AND 2019

FASB ASC 740 requires the reduction of deferred tax assets by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a full valuation allowance equal to the deferred tax asset has been recorded.

The cumulative deferred tax asset for the years June 30, 2020 and 2019 were $14,393 and $8,023, respectively, which is calculated by multiplying the estimated tax rate by the cumulative net operating loss (NOL) adjusted for the following items:

	For the years ended June 30,
	2020	2019
Net loss	$(84,539)	$(48,856)
Temporary difference:
Accrued expenses	16,000	10,650
Tax loss for the year	(68,539)	(38,206)
Estimated effective tax rate	21%	21%
Deferred tax asset	$(14,393)	$(8,023)

Details of valuation allowance for the last two years are as follows:

	For the years ended June 30,
	2020	2019
Balances, beginning	$851,633	$843,610
Additions	14,393	8,023
Deductions	—	—
Balances, ending	$866,026	$851,633

Rate Reconciliation:

	For the years ended June 30,
	2020	2019
Federal Income Tax Rate	$(14,393)	$(10,260)
Permanent Difference	—	2,237
Change in Valuation Allowance	14,393	8,023
Balances	$—	$—

Uncertain Tax Positions

Unrecognized income tax benefits represent income tax positions taken on income tax returns but not yet recognized in the financial statements. If recognized, substantially all of the unrecognized tax benefits for the Company’s fiscal years ended June 30, 2020 and 2019 would affect the effective income tax rate. There were no unrecognized income tax benefits as of June 30, 2020 and 2019. The Company recognizes the interest and penalties accrued related to unrecognized tax benefits in income tax expense. The Company did not recognize any expenses any interest and penalties as of June 30, 2020 and 2019, respectively.

CANG BAO TIAN XIA INTERNATIONAL ART TRADE CENTER, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2020 AND 2019

NOTE 7 – SUBSEQUENT EVENTS

On July 27, 2020 (the “Closing Date”), beneficial shareholders of Zhi Yuan Limited (the “Shareholders”) entered into a Share Exchange Agreement (the “Exchange Agreement”) with the Company. Pursuant to the terms of the Exchange Agreement, the Shareholders agreed to sell to the Company, and the Company agreed to purchase, all shares of Zhi Yuan Limited held by the Shareholders, which shares represent 100% of the issued and outstanding shares of Zhi Yuan Limited. In exchange, the Company agreed to issue to the Shareholders an aggregate of 75,000,000 shares of the Company’s common stock, representing approximately 67.98% of the Company’s total issued and outstanding common stock (the “Share Exchange”).

The Company evaluates subsequent events that have occurred after the balance sheet date but before the financial statements are issued. Based on this evaluation, the Company concluded that subsequent to June 30, 2020 but prior to the date the financial statements were available to be issued, there was no subsequent event that would require disclosure to or adjustment to the financial statements other than the ones disclosed above.