Form 10-Q
period 2020-09-30
Cang Bao Tian Xia International Art Trade Center, Inc.
filed 2020-11-16
CIK 1006840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

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

Unit 609, Shengda Plaza, No. 61 Guoxing Ave. Meilan District, Hainan Province, China 570203

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

The number of shares of registrant’s common stock outstanding as of November 31, 2020 was 110,319,245.

FORM 10-Q

CANG BAO TIAN XIA INTERNATIONAL ART TRADE CENTER, INC.

September 30, 2020

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

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our report on Form 10-K which was filed with the SEC on October 13, 2020 (the “Form 10-K”), in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and information contained in other reports that we file with the SEC. You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

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

Throughout this Report, references to “the Company,” “Cang Bao,” “we” or “us” all refer to Cang Bao Tian Xia International Art Trade Center, Inc.

PART I. - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CANG BAO TIAN XIA INTERNATIONAL ART TRADE CENTER, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	June 30,
	2020	2020

ASSETS
Current assets
Cash and cash equivalents	$724,219	$2,715,689
Account receivable - related parties	29,453	—
Inventory	223,771	225,634
Advance to suppliers	4,249,025	2,495,337
Advance to suppliers - related parties	43,296	69,355
Prepayment and other current assets, net	30,376	42,841
Total current assets	5,300,140	5,548,856
Non-current assets
Property, plant and equipment, net	10,775	11,706
Intangible assets	312,238	322,557
Operating lease right of use asset, net	562,508	638,023
Total non-current assets	885,521	972,286
Total Assets	$6,185,661	$6,521,142

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expense	$5,009,095	$5,710,519
Advance from customers	5,657,960	3,857,871
Due to related party	88,384	53,543
Operating lease liabilities - current	532,010	585,831
Total current liabilities	11,287,449	10,207,764
Non-current liabilities
Operating lease liabilities - noncurrent	245,344	235,811
Total liabilities	11,532,793	10,443,575

Commitments & contingencies	—	—

Shareholders' equity
Series A Preferred Stock, 10,000,000 shares authorized at $0.001 per share: 9,920,000 shares issued and outstanding as of September 30, 2020 and June 30, 2020, respectively	9,920	9,920
Common stock, par value $0.001 per share; 500,000,000 shares authorized; 110,319,245 shares issued and outstanding as of September 30, 2020 and June 30, 2020, respectively	110,319	110,319
Additional paid-in capital	26,560,258	26,560,258
Shares Subscription Receivable	(6,125,418)	(6,125,418)
Accumulated deficit	(25,784,467)	(24,537,775)
Statutory reserves	—	—
Accumulated other comprehensive income	(117,744)	60,263
Total shareholders' equity	(5,347,132)	(3,922,433)
Total Liabilities and Shareholders' Equity	$6,185,661	$6,521,142

The accompanying notes are an integral part of these financial statements.

CANG BAO TIAN XIA INTERNATIONAL ART TRADE CENTER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For Three Months Ended September 30,
	2020	2019

Net revenues	$330,402	$1,099,379
Cost of revenues	105,050	697,332
Gross margin	225,352	402,047

Operating expenses:
Selling expenses	754,614	824,208
General and administrative expenses	719,382	605,911
Total operating expenses	1,473,996	1,430,119
Loss from operations	(1,248,644)	(1,028,072)

Other income (loss)
Interest income	367	395
Interest expense	(172)	—
Other income	1,757	68
Total other income	1,952	463

Operating loss before income taxes	(1,246,692)	(1,027,609)
Provision for income taxes expense	—	40,461
Net loss	(1,246,692)	(1,068,070)

Other comprehensive loss
Net loss	(1,246,692)	(1,068,070)
Foreign currency translation adjustment	(178,007)	82,357
Total comprehensive loss	$(1,424,699)	$(985,713)

The accompanying notes are an integral part of these financial statements.

CANG BAO TIAN XIA INTERNATIONAL ART TRADE CENTER, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 and 2019

(UNAUDITED)

	Common Stock		Preferred Stock Series A		Additional Paid-in	Shares Subscription	Accumulated	Accumulated other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Income	Total
Balance at June 30, 2020	110,319,245	$110,319	9,920,000	$9,920	$26,560,258	$(6,125,418)	$(24,537,775)	$60,263	$(3,922,433)
Net Loss							(1,246,692)		(1,246,692)
Foreign Currency Translation Adjustment								(178,007)	(178,007)
Balance at September 30, 2020	110,319,245	$110,319	9,920,000	$9,920	$26,560,258	$(6,125,418)	$(25,784,467)	$(117,744)	$(5,347,132)

Balance at June 30, 2019	110,319,245	$110,319	9,920,000	$9,920	$20,434,840	$—	$(21,989,245)	$1,855	$(1,432,311)
Net Loss							(1,068,070)		(1,068,069)
Foreign Currency Translation Adjustment								82,357	82,357
Balance at September 30, 2019	110,319,245	$110,319	9,920,000	$9,920	$20,434,840	$—	$(23,057,315)	$84,212	$(2,418,023)

The accompanying notes are an integral part of these financial statements.

CANG BAO TIAN XIA INTERNATIONAL ART TRADE CENTER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For Three Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net Loss	$(1,246,692)	$(1,068,070)
Adjustments to reconcile net loss to net cash from operations:
Depreciation and amortization	24,294	23,313
Changes in assets and liabilities:
Account receivable	(28,895)	—
Account receivable - related party	13,930	(16,852)
Inventory	10,777	89,717
Due from related party	27,973	—
Advance to suppliers	(1,593,168)	(1,009,365)
Account payable	(904,279)	3,099,744
Account payable - related party	—	173,337
Advance from customer	1,612,968	(3,083,927)
Tax payable	(13,913)	284,485
Wages Payable	4,341	24,061
Operating lease liabilities	14,577	—
Other payables	(128)	5,319
Net cash used in operating activities	$(2,078,215)	$(1,478,238)

Cash flows from investing activities
Purchases of property, plant and equipment	—	(3,989)
Disposal (Acquisition) of intangible assets	—	6,468
Net cash used in investing activities	$—	$2,479

Cash flows from financing activities
Proceeds from (Repayment to) related parties	8,005	9,220
Net cash provided by financing activities	$8,005	$9,220

Net change in cash and cash equivalents	(2,070,210)	(1,466,539)

Effect of foreign exchange rate changes on cash and cash equivalents	78,740	(150,979)

Cash and cash equivalents, beginning	2,715,689	4,677,454

Cash and cash equivalents, end	$724,219	$3,059,936
	—	—
Supplemental cash flow information
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$40,461

The accompanying notes are an integral part of these financial statements.

CANG BAO TIAN XIA INTERNATIONAL ART TRADE CENTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2020 and 2019

(UNAUDITED)

NOTE 1 – ORGANIZATION

Cang Bao Tian Xia International Art Trade Center, Inc. (“Cang Bao”) was incorporated in the State of Nevada on March 13, 2002, as Equicap, Inc. (“Equicap”), for the purpose of entering into a merger with and re-domiciling its predecessor, Equicap, Inc., a California corporation ("Equicap California"). Effective January 25, 2005, Equicap California was merged with and into Equicap in a statutory merger based on management's belief that Nevada law is more advantageous to a corporation than California law. Equicap was considered a blank check company until its March 2007 acquisition of Usunco Automotive Limited, a British Virgin Islands company (“Usunco”). Equicap, Inc. changed its name to Zhongchai Machinery, Inc. (“Zhongchai” ) on May 21, 2010.

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

On July 27, 2020 (the “Closing Date”), Cang Bao entered into a Share Exchange Agreement (the “Exchange Agreement”) by and among (i) Cang Bao, (ii) Zhi Yuan Limited, a Cayman Islands company (“Cayman Company”), and (iii) the three beneficial shareholders of Cayman Company (each, a “Cayman Company Shareholder” and collectively, the “Cayman Company Shareholders”)

Pursuant to the terms of the Exchange Agreement, the Cayman Company Shareholders agreed to sell to Cang Bao, and Cang Bao agreed to purchase, all shares of Cayman Company held by them, which shares represent 100% of the issued and outstanding shares of Cayman Company. In exchange, Cang Bao agreed to issue to the Cayman Company Shareholders an aggregate of 75,000,000 shares of common stock, representing approximately 67.98% of Cang Bao’s total issued and outstanding common stock (the “Share Exchange”).

Our directors approved the Exchange Agreement and the transactions contemplated thereby. Simultaneously, the directors of Cayman Company also approved the Exchange Agreement and the transactions contemplated thereby. The Share Exchange closed on July 27, 2020. Both Yaqin Fu, who is the wife of one of Cang Bao’s directors, and Mr. Xingtao Zhou, Cang Bao’s President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board and principal shareholder, were Cayman Company Shareholders who exchanged their Cayman Company shares for shares of Cang Bao. After giving effect to the Share Exchange, Mr. Zhou owns 59,839,271 shares of Cang Bao’s common stock, which represents 54.24% of its outstanding common stock, and 100% of its issued and outstanding preferred shares.

As a result of the Share Exchange, Cayman Company became a wholly owned subsidiary of Cang Bao Tian Xia International Art Trade Center, Inc.and Cang Bao Tian Xia International Art Trade Center, Inc. is its public holding company. After giving effect to the Share Exchange, the Company acquired 100% of the assets and operations of Cayman Company and its subsidiaries, the business and operations of which now constitutes the Company’s primary business and operations. After giving effect to the Share Exchange, Cang Bao Tian Xia International Art Trade Center, Inc. own 100% of the issued and outstanding shares of capital stock of Cayman Company. Cayman Company is a holding company that owns Cangyun (Hong Kong) Limited (“Hong Kong Company”), which in turn owns and controls Shanghai Cangyun Management Consulting Co., Ltd. (“Management Consulting”), which has entered into contractual agreements to control Hainan Cangbao Tianxia Cultural Relic Co., Ltd. (“Hainan”) and Cangbao Tianxia (Shanghai) Cultural Relic Co., Ltd. (“Tianxia Cultural Relic,” and together with Hainan, the “Target Companies” or “VIEs”).

The Exchange Agreement contains customary representations, warranties, covenants and conditions for a transaction of this type for the benefit of the parties.

For federal income tax purposes, it is intended that the Share Exchange qualify as a reorganization under the provisions of Section 368(a) of the Internal Revenue Code of 1986, as amended (the “Code”). However, we did not obtain any tax opinion and there can be no assurance that our intent that the Share Exchange qualify as a reorganization under the provisions of Section 368(a) of the Code is correct.  Cayman Company is considered the acquirer for accounting and financial reporting purposes. The assets and liabilities of Cayman Company have been brought forward at their book value and no goodwill has been recognized. As a result of the acquisition of all the issued and outstanding shares of Cayman Company, the Company have now assumed Cayman Company’s business operations as its own.

The Share Exchange was accounted as a business combination under common control, in which all of the combining entities or businesses are ultimately controlled by the same party or parties, both before and after the business combination, and that control is not transitory. The business combination under common control of accounting is based on the historical consolidated financial statements of Cang Bao and Cayman Company. In accordance with ASC 805-50-45-5, for transactions between entities under common control, financial statements and financial information presented for prior periods have been retroactively adjusted to furnish comparative information. The financial statements are presented retrospectively, as though the Share Exchange Agreement between Cang Bao and Cayman Company occurred at the beginning of the first period presented.

Zhi Yuan Limited (“Zhi Yuan”) was incorporated on April 15, 2019 under the laws of the Cayman Islands as a holding company. On May 22, 2019, ZhiYuan incorporated a wholly owned subsidiary Cang Yun (Hong Kong) Limited (“Cang Yun HK”) in Hong Kong. On July 30, 2019, Cang Yun HK incorporated a wholly foreign owned enterprise (“WFOE”) Shanghai Cangyun Management Consulting Co., Ltd. (“Shanghai Cangyun”) in Shanghai, China.

On August 8, 2019, Shanghai Cangyun entered into a series of Variable Interest Entity (“VIE”) agreements with the owners of Hainan Cangbao Tianxia Cultural Relic Co., Ltd. (“Hainan Cangbao”) and Cangbao Tianxia (Shanghai) Cultural Relic Co., Ltd. (“Shanghai Cangbao”). Pursuant to the VIE agreements, Hainan Cangbao and Shanghai Cangbao became Shanghai Cangyun’s contractually controlled affiliate. The purpose and effect of the VIE Agreements is to provide Shanghai Cangyun with all management control and net profits earned by Hainan Cangbao and Shanghai Cangbao. Hainan Cangbao was incorporated on May 30, 2018 and Shanghai Cangbao was incorporated on June 28, 2019. The entities operate an online and offline cultural exchange service platform, through which dedicated to create industry standards for art investment and creating a model of online art exchanges and transactions, which allows collectors, artists, art dealers and owners to access a much larger art trading market, allowing them to engage with a wide range of collectibles or artwork investors. Upon executing a series of VIE agreements, Hainan Cangbao and Shanghai Cangbao are considered Variable Interest entities (“VIE”) and Shanghai Cangbao is the primary beneficiary. Accordingly, Hainan Cangbao and Shanghai Cangbao are consolidated under the guidance of FASB Accounting Standards Codification (“ASC”) 810, Consolidation.

Cang Bao Tian Xia International Art Trade Center, Inc. and its consolidated subsidiaries and VIE are collectively referred to herein as the “Company” unless specific reference is made to an entity.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). This basis of accounting differs in certain material respects from that used for the preparation of the books of Hainan Cangbao and Shanghai Cangbao, which are prepared in accordance with the accounting principles and the relevant financial regulations applicable to enterprises with limited liabilities established in the PRC (“PRC GAAP”), the accounting standards used in the places of their domicile. The accompanying consolidated financial statements reflect necessary adjustments not recorded in the books of Hainan Cangbao and Shanghai Cangbao to present them in conformity with U.S. GAAP.

Principals of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly and majority owned subsidiaries, and consolidated VIE and its subsidiaries for which the Company is the primary beneficiary.

All transactions and balances among the Company, its subsidiaries and consolidated VIE have been eliminated upon consolidation.

The accompanying consolidated financial statements of Cang Bao Tian Xia International Art Trade Center, Inc. reflect the activities of the following entities:

Name	Background	Ownership
Cang Bao Tian Xia International Art Trade Center, Inc.(“Cang Bao”)	• A holding company • A Nevada company

Zhi Yuan Limited (“Zhi Yuan”)	• A Cayman Island company • Incorporated on April 15, 2019	100% owned by Cang Bao

Cang Yun (Hong Kong) Limited (“Cang Yun HK”)	• A Hong Kong company • Incorporated on May 22, 2019 • A holding company	100% owned by Zhi Yuan

Shanghai Cangyun Management Consulting Co., Ltd. (“Shanghai Cangyun”)	• A PRC company and deemed a wholly foreign owned enterprise • Incorporated on July 30, 2019 • Subscribed capital of $10,000 • A holding company	100% owned by Cang Yun HK

Hainan Cangbao Tianxia Cultural Relic Co., Ltd. (“Hainan Cangbao”)	• A PRC limited liability company • Incorporated on May 30, 2018 • Subscribed capital of $1,454,491 (RMB 10,000,000) • Operate online and offline cultural exchange service platform	VIE of Shanghai Cangyun WFOE

Cangbao Tianxia (Shanghai) Cultural Relic Co., Ltd. (“Shanghai Cangbao”)	• A PRC limited liability company • Incorporated on May 30, 2018 • Subscribed capital of $4,799,821 (RMB 33,000,000) • Operate online and offline cultural exchange service platform	VIE of Shanghai Cangyun WFO

VIE Agreements with Shanghai Cangyun

Under the laws and regulations of the PRC, foreign persons and foreign companies are restricted from investing directly in certain businesses within the PRC. As such, Hainan Cangbao and Shanghai Cangbao are controlled through VIE Arrangements in lieu of direct equity ownership. Such VIE arrangements consist of a series of four agreements (collectively, the “VIE Arrangements”), which were signed on August 8, 2019. The significant terms of the VIE Arrangements are as follows:

Exclusive Management Consultation Service Agreement

Pursuant to the Exclusive Management Consultation Service Agreement between Management Consulting and Hainan Cangbao Tianxia Cultural Relic Co., Ltd. and Cangbao Tianxia (Shanghai) Cultural Relic Co. (the “Target Companies” or “VIEs”), dated August 8, 2019, Management Consulting has the exclusive right to provide consultation and services to the Target Companies in the areas of funding, human resources, technology and intellectual property rights. For such services, the Target Companies have agreed to pay service fees in the amount of 100% of their net income and also have the obligation to absorb 100% of their own losses. Management Consulting exclusively owns any intellectual property rights arising from the performance of this Management Consultation Service Agreement. The Management Consultation Service Agreement terminates at the same time as the Equity Pledge Agreement, described in the next paragraph.

Equity Pledge Agreement

Pursuant to those Equity Pledge Agreement dated August 8, 2019, among Management Consulting, the Target Companies, the Target Companies’ shareholders, who are our CEO Mr. Zhou, Yaqin Fu (the wife of Liang Tan, a director of the Company), and Wei Wang (collectively, the “Pledgors”), each of three persons pledged all of their equity interests in the Target Companies to Management Consulting to guarantee the Target Companies’ performance of relevant obligations and indebtedness under the Management Consultation Service Agreement and the other control agreements (collectively, the “Control Agreements”). If the Pledgors breach their obligations under the Control Agreements, Management Consulting, as pledgee, will be entitled to certain rights, including the right to dispose of the pledged equity interests in order to recover the damages associated with such breaches. The Pledgors’ obligations shall be continuously valid until all of the Pledgors are no longer shareholders of the Target Companies, or until the satisfaction of all of the Pledgors’ obligations under the Control Agreements.

Call Option Agreement

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

Proxy Agreement

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

Based on the foregoing VIE Arrangements, Shanghai Cangyun deemed to have effective control over Hainan Cangbao and Shanghai Cangbao, which enables Shanghai Cangyun to receive all of their expected residual returns and absorb the expected losses of the VIE, and Shanghai Cangyun is deemed the primary beneficiary of Hainan Cangbao and Shanghai Cangbao.

The reorganization through VIE above are accounted as a transaction of entities under common control for accounting purposes where the shareholder of Hainan Cangbao and Shanghai Cangbao are the controlling shareholder of Cang Bao before and after the reorganization. Accordingly, the accompanying consolidated financial statements have been prepared as if the current corporate structure had been in existence throughout the periods presented.

The significant carrying amount and classification of the assets and liabilities of VIEs as of September 30, 2020 and June 30, 2020 as follows:

	September 30,	June 30,
	2020	2020

ASSETS
Current assets
Cash and cash equivalents	$724,219	2,715,689
Account receivable - related parties	29,453	—
Inventory	223,771	225,634
Advance to suppliers	4,249,025	2,495,337
Advance to suppliers - related parties	43,296	69,355
Due from related party	19,765	41,502
Prepayment and other current assets, net	30,375	42,840
Total current assets of VIEs	5,314,805	5,590,358
Non-current assets
Property, plant and equipment, net	10,775	11,706
Intangible assets	312,238	322,556
Operating lease right of use asset, net	562,508	638,024
Total non-current assets of VIEs	885,521	972,286
Total Assets of VIEs	$6,200,325	6,562,644

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expense	$4,993,095	5,694,519
Advance from customers	5,657,960	3,857,871
Operating lease liabilities - current	532,010	585,832
Total current liabilities of VIEs	11,183,065	10,138,221
Non-current liabilities
Operating lease liabilities - noncurrent	245,344	235,811
Total liabilities of VIEs	$11,428,409	$10,374,032

Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States dollar (“$”), which is the reporting currency of the Company. The functional currency of Cang Bao, Cayman Company and Hongkong Company is United States dollar. The functional currency of the Company’s subsidiaries and VIEs located in the PRC is Renminbi (“RMB”). For the entities whose functional currencies are RMB, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. The resulting translation adjustments are included in determining other comprehensive income. Transaction gains and losses are reflected in the consolidated statements of income.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities on the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and judgments on historical experience and on various other assumptions and information that are believed to be reasonable under the circumstances. Estimates and assumptions of future events and their effects cannot be perceived with certainty and, accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. Significant estimates and assumptions by management include, among others, useful lives and impairment of long-lived assets, allowance for doubtful accounts, income taxes including the valuation allowance for deferred tax assets. While the Company believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ from those estimates. Estimates and assumptions are periodically reviewed and the effects of revisions are reflected in the financial statements in the period they are determined to be necessary.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit and all highly liquid instruments with original maturities of three months or less.

Inventories

Inventories, mainly consisting of stock items prepared as gifts for the member customers, are stated at the lower of cost or net realizable value utilizing the weighted average method. Cost includes all costs of purchase, cost of conversion and other costs incurred to bring the inventories to their present location and condition. Net realizable value is the estimated selling price as gifts in the ordinary course of business less the estimated costs of completion of the service and the estimated costs necessary to delivering the service.

The valuation of inventory requires the Company to estimate excess and slow-moving inventories. The Company evaluates the recoverability of the inventory based on expected demand and market conditions of art trading service.

Impairment of Long-Lived Assets

The Company’s long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of the asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Impairment evaluations involve management’s estimates on asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial position. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.

Property and Equipment

Property and equipment consist of computer, office furniture and equipment, and leasehold improvement. All property and equipment are stated at historical cost net of accumulated depreciation. Repairs and maintenance are expensed as incurred. Property and equipment are depreciated on a straight-line basis over the following periods:

Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

Electronic equipment	3-5 years
Furniture and Fixture	5 years
Motor vehicles	4years-
Computer software	5 years
Leasehold improvements	5 years

Fair Value of Financial Instruments

The Company adopted ASC 820 “Fair Value Measurements,” which defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. Current assets and current liabilities qualified as financial instruments and management believes their carrying amounts are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and if applicable, their current interest rate is equivalent to interest rates currently available.

The three levels are defined as follow:

Level 1 — inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 — inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

Level 3 — inputs to the valuation methodology are unobservable and significant to the fair value.

As of the balance sheet date, the estimated fair values of the financial instruments approximated their fair values due to the short-term nature of these instruments.

The Company evaluates the hierarchy disclosures each year to determine which category an asset or liability falls within the hierarchy.

Leases

We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, operating lease liabilities - current, and operating lease liabilities - noncurrent on the balance sheets. Finance leases are included in property and equipment, other current liabilities, and other long-term liabilities in our balance sheets. The initial lease liability is equal to the future fixed minimum lease payments discounted using the Company’s incremental borrowing rate, on a secured basis. The initial measurement of the right-of-use asset is equal to the initial lease liability plus any initial direct costs and prepayments, less any lease incentives.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we generally use our incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Revenue Recognition

The Company adopted ASC 606 requires the use of a new five-step model to recognize revenue from customer contracts. The five-step model requires entities to exercise judgment when considering the terms of contracts, which includes (1) identifying the contracts or agreements with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. The Company has concluded that the new guidance did not require any significant change to its revenue recognition processes.

The Company operates an online and offline cultural service platform, through which dedicated to create industry standards for art investment and creating a model of online art exchanges and transactions, which allows collectors, artists, art dealers and owners to access a much larger art trading market, allowing them to engage with a wide range of collectibles or artwork investors.

The service includes trading facilitation, appraisal of treasures, consignment of artworks, storage of artworks and all-in-one advertising service, etc.

The Company derives its revenues from (1) platform membership service fee for member customers and (2) trading commission income, and (3) sales of all-in-one demonstration machine.

Membership service income

The Company recognizes membership fee revenue as the performance obligations are satisfied over time, usually, recognized on an average over the life of membership. The general contract terms of membership service include timeframe of the service, pricing and payment terms, rights and obligations of parties, performance test criteria, and liability for breach of contract. Payments received in advance from customers are recorded as “advance from customers” in the consolidated balance sheets. Advance from customers is recognized as revenue over the passage of time. Such advance payment received are non-refundable.

The cost of revenue consists primarily of platform maintenance expenses which are directly attributable to the membership fee revenue, including but not limited service charge for cloud computing, items prepared as gifts for the member, and related expenses.

Artwork Trading Service commission income

Artwork trading service commission income includes commission from artwork price guarantee service, and artwork ownership transfer facilitate service through the online platform. The Company charges both the buyer and the seller a commission based on the artwork trading amount. The revenue is derived from contracts with customers, which primarily include payment terms, rights and obligations of parties, acceptance criteria, and liability for breach of contract. The Company’s sales arrangements do not contain variable consideration. The Company recognizes revenue at a point in time based on management’s evaluation of when performance obligations under the terms of a contract with the customer are satisfied and the related artworks transactions has been successfully completed.

Sales of multi-functional demonstration machine

The Company recognizes revenue when the transaction price is allocated to the performance obligations identified in the contracts or agreements with customer upon the delivery of multi-functional demonstration machine has completed.

The Company did not recognize any trading commission income or demonstration machine sales revenue for the three months ended September 30, 2020 and 2019.

Advertising Expenses

Advertising costs, mainly including promotion expense for the APP launching, are expensed as incurred and the total amounts charged to “selling and marketing expenses” in the consolidated statements of income and comprehensive income were $625,986 and $602,652 for the three months ended September 30, 2020 and 2019, respectively.

New Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12 - Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU provides an exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. This update also (1) requires an entity to recognize a franchise tax (or similar tax) that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax, (2) requires an entity to evaluate when a step-up in the tax basis of goodwill should be considered part of the business combination in which goodwill was originally recognized for accounting purposes and when it should be considered a separate transaction, and (3) requires that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The standard is effective for the Company for fiscal years beginning after December 15, 2020, with early adoption permitted. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In February 2020, the FASB issued ASU 2020-02, “Financial Instruments – Credit Losses (Topic 326) and Leases (topic 842) Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (topic 842)”. This ASU provides guidance regarding methodologies, documentation, and internal controls related to expected credit losses. This ASU is effective for interim and annual periods beginning after December 15, 2019, and early adoption is permitted. The Company is evaluating the impact of this guidance on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820), – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement,” which makes a number of changes meant to add, modify or remove certain disclosure requirements associated with the movement amongst or hierarchy associated with Level 1, Level 2 and Level 3 fair value measurements. The amendments in this Update modify the disclosure requirements on fair value measurements based on the concepts in FASB Concepts Statement, Conceptual Framework for Financial Reporting—Chapter 8: Notes to Financial Statements, including the consideration of costs and benefits. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The amendments are effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the potential impacts of ASU 2018-13 on its consolidated financial statements.

In February 2016 the FASB issued ASU 2016-02, “Leases (Topic 842).” This standard amends a number of aspects of lease accounting, including requiring lessees to recognize operating leases with a term greater than one year on their balance sheet as a right-of-use asset and corresponding lease liability, measured at the present value of the lease payments. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, which means that it will be effective for us in the first quarter of our fiscal year beginning January 1, 2019. Early adoption is permitted. This standard is required to be adopted using a modified retrospective approach.

The management has reviewed the accounting pronouncements and adopted the new standard on January 1, 2019 using the modified retrospective method of adoption. The transition method expedient which allows entities to initially apply the requirements by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. As a result of electing this transition method, prior periods have not been restated. The adoption of this ASU resulted in the recording of additional lease assets and liabilities, each with no effect to opening balance of retained earnings.

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material impact on its the consolidated financial position, statements of operations and cash flows.

NOTE 3 – GOING CONCERN

The Company’s financial statements as of September 30, 2020, been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues and cash flows sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated net loss of $25,784,467 as of September 30, 2020. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking third party equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – INVENTORY

Inventory consisted of the following:

	September 30,	June 30,
	2020	2020

Finished goods	$223,771	$225,634
Less: allowance for obsolete inventory	—	—
Total, net	223,771	225,634

Inventory consists of artwork merchandises and souvenir and multi-functional demonstration machine. Obsolete inventory amounted to $0 and $0 for the three months ended September 30, 2020 and 2019.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	September 30,	June 30,
	2020	2020

Membership management system	$455,545	$437,844
Accounting system	2,218	2,131
	457,763	439,975
Less: Accumulated amortization	(145,525)	(117,418)
Total, net	$312,238	$322,557

Amortization expense amounted to $22,917 and $22,581 for the three months ended September 30, 2020 and 2019, respectively.

The membership management system was acquired from Guangdong Cangbaotianxia Art Co., Ltd, a related party of the Company on March 31, 2019.

NOTE 6 – PROPERTY & EQUIPMENT

Property and equipment, net, is consisted of the following:

	September 30, 2020	June 30, 2020

Furniture and fixtures	$17,369	$16,694
	17,369	16,694
Less: Accumulate depreciation	6,594	4,988
Total, net	$10,775	$11,706

Depreciation expenses was $1,377 and $732 for the three months ended September 30, 2020 and 2019, respectively.

NOTE 7 – LEASE

The Company has operating leases for corporate offices and employees’ accommodation. These leases have remaining lease terms of 1 year to 3 years. The Company has elected to not recognize lease assets and liabilities for leases with a term less than twelve months.

Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The discount rate used to calculate present value is incremental borrowing rate or, if available, the rate implicit in the lease. The Company determines the incremental borrowing rate for each lease based primarily on its lease term in PRC which is approximately 4.75%.

Operating lease expenses were $106,366 and $10,105 for the three months ended September 30, 2020 and 2019, respectively.

The undiscounted future minimum lease payment schedule as follows:

As of September 30,
2021	$421,812
2022	190,068
2023	—
Thereafter	—
Total	$611,879

NOTE 8 – RELATED PARTY TRANSACTIONS

The related parties consisted of the following:

Name of related party	Nature of relationship
Mr. Xingtao Zhou	Majority shareholder of the Company
Mr. Wei Wang	Principal shareholder
Sichuan Cangbaotianxia Art Co., Ltd	A Company with significant influence
Guangdong Cangbaotianxia Art Co., Ltd	A Company with significant influence

Related party sale and Account receivable - related parties

During the three months ended September 30, 2020, the Company made sale of $29,453 to Guangdong Cangbaotianxia Art Co., Ltd. As of September 30, 2020 and June 30, 2020, the outstanding balance of account receivable - related parties was $29,453 and $0 respectively.

Advance to suppliers - related parties

During the three months ended September 30, 2020, the Company decreased a advance of $26,059 to Sichuan Cangbaotianxia Art Co., Ltd. As of September 30, 2020 and June 30, 2020, the outstanding balance of advance to suppliers - related parties was $43,296 and $69,355 respectively.

Due to related parties

During the three months ended September 30, 2020, the Company received $34,841 in advance from Mr. Xingtao Zhou. As of September 30, 2020 and June 30, 2020, the outstanding balance payable to Mr. Xingtao Zhou was $88,384 and $53,543 respectively. The amount is due on demand and non-interest bearing without any formal agreement.

NOTE 9 – EQUITY

Preferred Stock

The Company is authorized to issue 10,000,000 shares of $.001 par value preferred shares. On June 19, 2018, the Company created 10,000,000 shares of Series A Preferred Stock, out of the 10,000,000 shares that were already authorized. On that same date, the Company issued 10,000,000 shares of the Series A preferred stock to Custodian Ventures LLC, the company controlled by David Lazar, Chief Executive Officer for services valued at $4,000,000.

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

As of September 30, 2020, 9,920,000 preferred shares remain outstanding, which are owned by Xingtao Zhou, CEO.

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

On July 27, 2020 (the “Closing Date”), Cang Bao entered into a Share Exchange Agreement (the “Exchange Agreement”) by and among (i) Cang Bao, (ii) Zhi Yuan Limited, a Cayman Islands company (“Cayman Company”), and (iii) the three beneficial shareholders of Cayman Company (each, a “Cayman Company Shareholder” and collectively, the “Cayman Company Shareholders”)

Pursuant to the terms of the Exchange Agreement, the Cayman Company Shareholders agreed to sell to Cang Bao, and Cang Bao agreed to purchase, all shares of Cayman Company held by them, which shares represent 100% of the issued and outstanding shares of Cayman Company. In exchange, Cang Bao agreed to issue to the Cayman Company Shareholders an aggregate of 75,000,000 shares of common stock, representing approximately 67.98% of Cang Bao’s total issued and outstanding common stock (the “Share Exchange”).

As of September 30, 2020, 110,319,245 common shares are issued and outstanding with a par value of 0.001.

Registered Capital of Subsidiaries

Shanghai Cangyun has subscribed capital of $10,000 which are not yet paid up by its shareholders. The subscribed capital is due for payment on July 30, 2039.

Hainan Cangbao has subscribed capital of $1,415,416 (RMB10,000,000) which are not yet paid up by its shareholders. The subscribed capital is due for payment on May 30, 2038.

Shanghai Cangbao has subscribed capital of $4,670,873 (RMB33,000,000) which are not yet paid up by its shareholders. The subscribed capital is due for payment on June 5, 2039.

Restricted net assets

The Company’s ability to pay dividends is primarily dependent on the Company receiving distributions of funds from its subsidiary or VIE. Relevant PRC statutory laws and regulations permit payments of dividends by Shanghai Cangyun, Hainan Cangbao, and Shanghai Cangbao only out of its retained earnings, if any, as determined in accordance with PRC accounting standards and regulations and after it has met the PRC requirements for appropriation to statutory reserves. Paid in capital of the PRC subsidiary and VIE and VIE’s subsidiaries included in the Company’s consolidated net assets are also non-distributable for dividend purposes. The results of operations reflected in the accompanying consolidated financial statements prepared in accordance with U.S. GAAP differ from those reflected in the statutory financial statements of Shanghai Cangyun, Hainan Cangbao, and Shanghai Cangbao. The Company is required to set aside at least 10% of their after-tax profits each year, if any, to fund certain statutory reserve funds until such reserve funds reach 50% of its registered capital. In addition, the Company may allocate a portion of its after-tax profits based on PRC accounting standards to enterprise expansion fund and staff bonus and welfare fund at its discretion. The statutory reserve funds and the discretionary funds are not distributable as cash dividends.

The ability of the Company’s PRC subsidiary and VIE and VIE’s subsidiaries to make dividends and other payments to the Company may also be restricted by changes in applicable foreign exchange and other laws and regulations. Foreign currency exchange regulation in China is primarily governed by the following rules:

•

Foreign Exchange Administration Rules (1996), as amended in August 2008, or the Exchange Rules;

•

Administration Rules of the Settlement, Sale and Payment of Foreign Exchange (1996), or the Administration Rules.

Currently, under the Administration Rules, Renminbi is freely convertible for current account items, including the distribution of dividends, interest payments, trade and service related foreign exchange transactions, but not for capital account items, such as direct investments, loans, repatriation of investments and investments in securities outside of China, unless the prior approval of the State Administration of Foreign Exchange (the “SAFE”) is obtained and prior registration with the SAFE is made. Foreign-invested enterprises like Rise King WFOE that need foreign exchange for the distribution of profits to its shareholders may affect payment from their foreign exchange accounts or purchase and pay foreign exchange rates at the designated foreign exchange banks to their foreign shareholders by producing board resolutions for such profit distribution. Based on their needs, foreign-invested enterprises are permitted to open foreign exchange settlement accounts for current account receipts and payments of foreign exchange along with specialized accounts for capital account receipts and payments of foreign exchange at certain designated foreign exchange banks.

Although the current Exchange Rules allow the convertibility of Chinese Renminbi into foreign currency for current account items, conversion of Chinese Renminbi into foreign exchange for capital items, such as foreign direct investment, loans or securities, requires the approval of SAFE, which is under the authority of the People’s Bank of China. These approvals, however, do not guarantee the availability of foreign currency conversion. The Company cannot be sure that it will be able to obtain all required conversion approvals for its operations or the Chinese regulatory authorities will not impose greater restrictions on the convertibility of Chinese Renminbi in the future. Currently, most of the Company’s retained earnings are generated in Renminbi. Any future restrictions on currency exchanges may limit the Company’s ability to use its retained earnings generated in Renminbi to make dividends or other payments in U.S. dollars or fund possible business activities outside China.

The Company’s VIE and its subsidiaries in Renminbi included in the Company’ consolidated net assets, aside from statutory reserve funds, that may be affected by increased restrictions on currency exchanges in the future and accordingly may further limit the Company’s PRC subsidiary and VIE and VIE’s subsidiaries’ ability to make dividends or other payments in U.S. dollars to the Company, in addition to restricted net assets as discussed above.

NOTE 10 – INCOME TAX

United States of America

Cang Bao Tian Xia International Art Trade Center Inc is incorporated in the State of Nevada and is subject to Nevada and US Federal tax laws. Cang Bao has not recognized an income tax benefit for its operating losses based on uncertainties concerning its ability to generate taxable in future period.

The components of deferred tax assets and liabilities as follows:

	September 30, 2020	June 30, 2020
Deferred tax asset
Net operating losses carry forwards	$4,341,567	$4,339,886
Valuation allowance	(4,341,567)	(4,339,886)
Deferred tax asset, net	$—	$—

Cayman Islands

Under the current laws of Cayman Islands, Zhi Yuan Limited is not subject to tax on income or capital gain. In addition, payments of dividends by the Company to their shareholders are not subject to withholding tax in the Cayman Islands.

Hong Kong

Cang Yun (Hong Kong) Limited was incorporated under the Hong Kong tax laws, and the statutory income tax rate was 16.5%. Cang Yun (Hong Kong) Limited has no operating profit or tax liabilities for the three months ended September 30, 2020 and 2019.

China, PRC

Shanghai Cangyun Management Consulting Co.,Ltd., Hainan Cangbao Tianxia Cultural Relic Co., Ltd. and Cangbao Tianxia (Shanghai) Cultural Relic Co.,Ltd. were incorporated in the PRC and are subject to PRC Enterprise Income Tax (“EIT”) on the taxable income in accordance with the relevant PRC income tax laws. On March 16, 2007, the National People’s Congress enacted a new enterprise income tax law, which took effect on January 1, 2008. The law applies a uniform 25% enterprise income tax rate to both foreign invested enterprises and domestic enterprises.

The Company has not recognized an income tax benefit for its operating losses based on uncertainties concerning its ability to generate taxable income in future periods.

The components of deferred tax assets and liabilities as follows:

	September 30, 2020	June 30, 2020
Net operating losses carry forwards	$1,356,483	$135,646
Valuation allowance	(1,356,483)	(135,646)
Deferred tax asset, net	$—	$—

Accounting for Uncertainty in Income Taxes

The tax authority of the PRC government conducts periodic and ad hoc tax filing reviews on business enterprises operating in the PRC after those enterprises complete their relevant tax filings. Therefore, the Company’s PRC entities’ tax filings results are subject to change. It is therefore uncertain as to whether the PRC tax authority may take different views about the Company’s PRC entities’ tax filings, which may lead to additional tax liabilities.

ASC 740 requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The management evaluated the Company’s tax positions and concluded that no provision for uncertainty in income taxes was necessary as of September 30, 2020 and June 30, 2020.

NOTE 11 – CONCENTRATIONS, RISKS AND UNCERTAINTIES

Credit risk

Cash deposits with banks are held in financial institutions in PRC, which are insured with deposit protection up to RMB500,000 (approximately $70,089). Accordingly, the Company has a concentration of credit risk related to the uninsured part of bank deposits. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk.

Concentration

The Company has a concentration risk related to the suppliers. Failure to maintain existing relationships with the suppliers or to establish new relationships in the future could negatively affect the Company’s operations.

The concentration on purchases from suppliers’ as follows:

	Three Months Ended		Three Months Ended
	September 30, 2020		September 30, 2019
	Amount	%	Amount		%
Supplier A	$1,497,460	92%	$	N/A	N/A
Supplier B	N/A	N/A		296,852	35%
Supplier C	N/A	N/A		261,829	31%
Supplier D	N/A	N/A		199,584	23%
Supplier E	N/A	N/A		94,859	11%
	$1,497,460	92%		$853,124	100%

Risks of Variable Interest Entities Structure

Although the structure the Company has adopted is consistent with longstanding industry practice, and is commonly adopted by comparable companies in China, the PRC government may not agree that these arrangements comply with PRC licensing, registration or other regulatory requirements, with existing policies or with requirements or policies that may be adopted in the future. There are uncertainties regarding the interpretation and application of PRC laws and regulations including those that govern the Company’s contractual arrangements, which could limit the Company’s ability to enforce these contractual arrangements. If the Company or any of its variable interest entities are found to be in violation of any existing or future PRC laws, rules or regulations, or fail to obtain or maintain any of the required permits or approvals, the relevant PRC regulatory authorities would have broad discretion to take action in dealing with such violations or failures, including levying fines, revoking business and other licenses of the Company’s variable interest entities, requiring the Company to discontinue or restrict its operations, restricting its right to collect revenue, requiring the Company to restructure its operations or taking other regulatory or enforcement actions against the Company. In addition, it is unclear what impact the PRC government actions would have on the Company and on its ability to consolidate the financial results of its variable interest entities in the consolidated financial statements, if the PRC government authorities were to find the Company’s legal structure and contractual arrangements to be in violation of PRC laws, rules and regulations. If the imposition of any of these government actions causes the Company to lose its right to direct the activities of Hainan Cangbao and Shanghai Cangbao or the right to receive their economic benefits, the Company would no longer be able to consolidate the Hainan Cangbao and Shanghai Cangbao.

COVID-19 outbreak

In March 2020 the World Health Organization declared coronavirus COVID-19 a global pandemic. The COVID-19 pandemic has negatively impacted the global economy, workforces, customers, and created significant volatility and disruption of financial markets. It has also disrupted the normal operations of many businesses, including ours. This outbreak could decrease spending, adversely affect demand for our services and harm our business and results of operations. It is not possible for us to predict the duration or magnitude of the adverse results of the outbreak and its effects on our business or results of operations at this time. Since April 2020, the Company gradually resumed operation and is now operating in full capacity.

NOTE 12 - SUBSEQUENT EVENTS

The Company evaluates subsequent events that have occurred after the balance sheet date but before the financial statements are issued. Based on this evaluation, the Company concluded there are no subsequent events that would require disclosure to or adjustment to the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our audited and unaudited financial statements are stated in United States Dollars and are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

Overview

We conduct our operations through our two consolidated subsidiaries, Hainan Cangbao Tianxia Cultural Relic Co., Ltd. (“Hainan Cangbao”) and Cangbao Tianxia (Shanghai) Cultural Relic Co.,Ltd.(“Shanghai Cangbao”). These two subsidiaries were incorporated on May 30, 2018 and June 28, 2019 respectively, in PRC, as domestic Chinese limited liability corporations.

We commenced our operations in March 2019, and we intend to make a cultural service platform dedicated to creating industry standards for art investment and creating a model of online art exchanges and transactions, which allows collectors, artists, art dealers and owners to access a much larger art trading market, allowing them to engage with a wide range of collectibles or artwork investors.

Currently we facilitate trading by individual customers of all kinds of collectibles, artworks and commodities on our online platforms, which create two source of income: (1) membership fee income by offering different service packages for members; (2) transaction commission, charging from both the buyer and the seller a commission based on the artwork trading amount upon successfully facilitating artworks transaction.

Cang Bao Tian Xia International Art Trade Center, Inc. has administrative offices located at Unit 609, Shengda Plaza, No. 61 Guoxing Ave Meilan District, Haikou, Hainan Province, China 570203.

The Company’s fiscal year end is June 30.

Recent Developments

Early in January, 2020, we launched a new application, which enables our customers to communicate and list artworks to trade. We are currently working with a third-party technology company to design a tablet, which will have multiple built-in applications to facilitate membership enrollment and artworks trade. The tablet is now generating advertisement revenue for the Company.

Results of Operations

Results of Operations for the three months ended September 30, 2020 and 2019

The following table sets forth key components of Company’s results of operations for the three months ended September 30, 2020 and 2019. The discussion following the table addresses these results.

	For Three Months Ended September 30,
	2020	2019	Fluctuation	%
Net revenues	$330,402	1,099,379	(768,977)	-70%
Cost of revenues	105,050	697,332	(592,282)	-85%
Gross margin	225,352	402,047	(176,695)	-44%
Selling expense	754,614	824,207	(69,593)	-8%
General and administrative	719,382	605,911	123,5	21%
Interest income	367	395	(28)	-7%
Interest expense	(172)	—	(172)	N/A
Other income (expense)	1,757	68	1,689	2484%
Provision for income taxes expense	—	40,461	(40,461)	-100%
Net loss	(1,246,692)	(1,027,609)	(189,310)	18%

Revenues. For the three months ended September 30,2020 and 2019, we had revenue of $330,402 and $1,099,379, respectively, representing a decrease of $768,977, or 70%, which were derived from service package sales for the members. We have not generated revenue from transaction commission and sales of multifunction demonstration machine since the beginning of operation in March 2019. The significant decrease in revenue was due to the COVID-19 outbreak for the three months ended September 30, 2020.

Cost of Revenue. For the three months ended September 30, 2020 and 2019, we had cost of revenue of $105,050 and $697,332 respectively, representing a decrease of $592,282, or 85%. The cost of revenue represents costs of maintaining our platform such as network service. and artwork merchandise and souvenirs sent to member. The decrease in cost was the result of the decrease in revenue.

Gross Margin. We generated gross profit of $225,352 and $402,047 for the three months ended September 30, 2020 and 2019, with a gross margin of 68% and 37% respectively.

Operating expenses. For the three months ended September 30, 2020 and 2019, we had selling expenses of $754,614 and $824,207 respectively, which includes marketing and advertising costs related to the operations and development of the platform. For the three months ended September 30, 2020 and 2019, we had general and administrative expenses of $719,382 and $605,911, respectively which mainly consist of salaries and related employee benefits, office expenses, professional service fees, depreciation expenses, rent, and related costs. The total operating expenses was $1,473,996 and $1,430,119 for the three months ended September 30, 2020 and 2019, representing a slight increase of $43,876 or 4%. The operating expenses remained stable though the significant decrease in revenue.

Loss from Operations. For the three months ended September 30, 2020 and 2019, we had loss from operations of $1,248,644 and $1,028,072, respectively, representing an increase in loss of $220,571, or 22%.

Net loss. For the three months ended September 30, 2020 and 2019, we had net loss of $1,246,692 and $1,068,070 respectively, representing an increase of $178,624, or 17%. The increase in net loss was mainly due to the decrease in sales revenues.

Liquidity and Capital Resources

Working Capital Deficit. As of September 30, 2020 and June 30 2020, the Company had working capital deficit of $5,987,309 and $4,658,908 respectively.

Cash Flows. The following is a summary of the Company’s cash flows from operating, investing and financing activities:

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019
Net cash used in operating activities	$(2,078,215)	$(1,478,238)
Net cash used in investing activities	—	3,989
Net cash provided by financing activities	8,005	9,220
Net change in cash and cash equivalents	$(2,072,210)	$(1,466,539)

Operating Activities.

Net cash used in operating activities for the three months ended September 30, 2020 was primarily the result of the net loss of $1,246,692, the increase of $1,593,168 in advance to suppliers, decrease of $904,279 in account payable, partly offset by the increase of $1,612,968 in advance from customer, and the depreciation of $24,294 for the three months ended September 30, 2020.

Net cash used in operating activities for the three months ended September 30, 2019 was primarily the result of the net loss of $1,068,070, the increase of $1,009,365 in advance to suppliers, decrease of $3,083,927 in advance from customer, partly offset by the increase of $3,099,744 in account payable, and the depreciation of $23,313 for the three months ended September 30, 2019.

Investing Activities.

There are no investing activities for the three months ended September 30, 2020. Net cash provided by investing activities was $2,479 for the three months ended September 30, 2019. Net cash provided by investing activities mainly reflect disposal of intangible assets of $6,468, offset by purchase of intangible assets of $3,989.

Financing Activities.

Net cash provided by financing activities was $8,005 and $9,220 for the three months ended September 30, 2020 and 2019, respectively, both of which referred to the proceeds from related parties.

Off-Balance Sheet Arrangements

As of September 30, 2020 and June 30, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

As of September 30, 2020 and June 30, 2020, we did not have any contractual obligations.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the three months ended September 30, 2020 and 2019, and are included elsewhere in this report.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of September 30, 2020. Based upon that evaluation, the Company’s CEO concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2020 due to the Company’s limited internal resources resulting in lack of ability to have segregation of duties and US GAAP accounting personnel to prepare the financials.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

CANG BAO TIAN XIA INTERNATIONAL ART TRADE CENTER, INC.

Date: November 16, 2020	By:	/s/ Xingtao Zhou
Xingtao Zhou, Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial and accounting officer)