Form 10-Q
period 2020-12-31
Cang Bao Tian Xia International Art Trade Center, Inc.
filed 2021-02-22
CIK 1006840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2020

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

The number of shares of registrant’s common stock outstanding as of December 31, 2020 was 110,319,245.

FORM 10-Q

CANG BAO TIAN XIA INTERNATIONAL ART TRADE CENTER, INC.

December 31, 2020

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

Throughout this Report, references to “the Company,” “Cang Bao,” “we” or “us” all refer to Cang Bao Tian Xia International Art Trade Center, Inc.

PART I. - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CANG BAO TIAN XIA INTERNATIONAL ART TRADE CENTER, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31,	June 30,
	2020	2020

ASSETS
Current assets
Cash and cash equivalents	$3,702,385	$2,715,689
Inventory	259,578	225,634
Advance to suppliers	5,620,099	2,527,969
Advance to suppliers - related parties	—	69,355
Due from related party	61,269	—
Prepayment and other current assets, net	52,252	42,841
Total current assets	9,695,583	5,581,488
Non-current assets
Property, plant and equipment, net	9,778	11,706
Intangible assets	287,483	322,557
Operating lease right of use asset, net	478,551	638,023
Total non-current assets	775,812	972,286
Total Assets	$10,471,395	$6,553,774

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expense	$3,250,307	$5,895,889
Advance from customers	13,120,301	3,857,871
Due to related party	321,461	53,543
Operating lease liabilities - current	416,369	400,461
Total current liabilities	17,108,438	10,207,764
Non-current liabilities
Operating lease liabilities - noncurrent	59,689	235,811
Total liabilities	17,168,127	10,443,575

Shareholders' equity
Series A Preferred Stock, 10,000,000 shares authorized at $0.001 per share: 9,920,000 shares issued and outstanding as of December 31, 2020 and June 30, 2020, respectively	9,920	9,920
Common stock, par value $0.001 per share; 500,000,000 shares authorized; 110,319,245 shares issued and outstanding as of December 31, 2020 and June 30, 2020, respectively	110,319	110,319
Additional paid-in capital	26,560,258	26,560,258
Shares Subscription Receivable	(6,125,418)	(6,125,418)
Accumulated deficit	(26,912,081)	(24,504,986)
Accumulated other comprehensive income	(339,730)	60,106
Total shareholders' equity	(6,696,732)	(3,889,801)
Total Liabilities and Shareholders' Equity	$10,471,395	$6,553,774

The accompanying notes are an integral part of these financial statements.

CANG BAO TIAN XIA INTERNATIONAL ART TRADE CENTER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For Three Months Ended December 31,		For Six Months Ended December 31,
	2020	2019	2020	2019

Net revenues	$976,400	$816,323	$1,306,802	$1,915,702
Cost of revenues	507,372	616,674	612,422	1,314,006
Gross margin	469,028	199,649	694,380	601,696
Operating expenses:
Selling expense	341,185	447,711	1,095,799	1,271,919
General and administrative	1,290,026	868,569	2,009,408	1,474,480
Total operating expenses	1,631,211	1,316,280	3,105,207	2,746,399
Loss from operations	(1,162,183)	(1,116,631)	(2,410,827)	(2,144,703)
Other income/(loss)
Interest income	2,072	4,651	2,267	5,046
Other income (expense)	1,481	183	3,238	251
Total other income (loss)	3,553	4,834	5,505	5,297
Operating loss before income taxes	(1,158,630)	(1,111,797)	(2,405,322)	(2,139,406)
Provision for income taxes expense	1,773	(31,424)	1,773	9,037
Net loss	(1,160,403)	(1,080,373)	(2,407,095)	(2,148,443)
Other comprehensive income (loss)
Net loss	(1,160,403)	(1,080,373)	(2,407,095)	(2,148,443)
Foreign currency translation adjustment	(221,829)	(75,832)	(399,836)	6,525
Total comprehensive income	$(1,382,232)	$(1,156,205)	$(2,806,931)	$(2,141,918)

The accompanying notes are an integral part of these financial statements.

CANG BAO TIAN XIA INTERNATIONAL ART TRADE CENTER, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED DECEMBER 31, 2020 AND 2019

(UNAUDITED)

	Ordinary Shares		Preferred Stock		Additional Paid-in	Shares Subscription	Accumulated	Accumulated other Comprehensive
	Shares	Amount	Shares	Amount	capital	Receivable	Deficit	Income	Total

For the six months ended December 31, 2020
Balance at June 30, 2020	110,319,245	$110,319	9,920,000	$9,920	$26,560,258	$(6,125,418)	$(24,504,986)	$60,106	$(3,889,801)
Net Loss							(1,246,692)		(1,246,692)
Foreign Currency Translation Adjustment								(178,007)	(178,007)
Balance at September 30, 2020	110,319,245	110,319	9,920,000	9,920	26,560,258	(6,125,418)	(25,751,678)	(117,901)	(5,314,500)
Net Loss							(1,160,403)		(1,160,403)
Foreign Currency Translation Adjustment								(221,829)	(221,829)
Balance at December 31, 2020	110,319,245	110,319	9,920,000	9,920	26,560,258	(6,125,418)	(26,912,081)	(339,730)	(6,696,732)

For the six months ended December 31, 2019
Balance at June 30, 2019	110,319,245	110,319	9,920,000	9,920	20,434,840	—	(21,989,245)	1,855	(1,432,311)
Net Loss							(1,068,070)		(1,068,070)
Foreign Currency Translation Adjustment								82,357	82,357
Balance at September 30, 2019	110,319,245	110,319	9,920,000	9,920	20,434,840	—	(23,057,315)	84,212	(2,418,024)
Net Loss							(1,080,373)		(1,080,373)
Foreign Currency Translation Adjustment								(75,832)	(75,832)
Balance at December 31, 2019	110,319,245	$110,319	9,920,000	$9,920	$20,434,840	$—	$(24,137,688)	$8,380	$(3,574,229)

The accompanying notes are an integral part of these financial statements.

CANG BAO TIAN XIA INTERNATIONAL ART TRADE CENTER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For Six Months Ended December 31,
	2020	2019
Cash flows from operating activities
Net Loss	$(2,407,095)	$(2,148,443)
Adjustments to reconcile net loss to net cash from operations:
Depreciation and amortization	49,600	47,135
Changes in assets and liabilities:
Inventory	(14,847)	126,657
Account receivable - related party	(59,053)	—
Due from related party	43,288	(28,254)
Advance to suppliers	(2,780,109)	(1,161,054)
Advance to suppliers - related party	72,340	(176,438)
Other receivable	(5,677)	(17,109)
Account payable	(2,814,958)	7,735,260
Account payable - related party	—	(135,095)
Advance from customer	8,621,954	(6,645,105)
Other payables	(17,939)	17,802
Net cash used in operating activities	$687,504	$(2,384,644)

Cash flows from investing activities
Disposal of intangible asset	12,535	6,445
Purchases of property, plant and equipment	—	(10,391)
Net cash used in investing activities	$12,535	$(3,946)

Cash flows from financing activities
Proceeds from (Repayment to) related parties	36,485	30,194
Net cash provided by financing activities	$36,485	$30,194

Effect of foreign exchange rate changes on cash and cash equivalents	250,172	(80,997)

Net change in cash and cash equivalents	986,696	(2,439,393)

Cash and cash equivalents, beginning of the year	2,715,689	4,677,460

Cash and cash equivalents, end of the year	$3,702,385	$2,238,067
	—	—
Supplementary non-cash investing and financing activities:
Lease assets and liability recognized	$186,300	$23,872

Supplemental cash flow information
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

CANG BAO TIAN XIA INTERNATIONAL ART TRADE CENTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTH PERIODS ENDED DECEMBER 31, 2020 AND 2019

(UNAUDITED)

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

On July 27, 2020 (the “Closing Date”), and as reported in the Company’s Form 8-K filed with the SEC on that same date, we entered into a Share Exchange Agreement (the “Exchange Agreement”) by and among (i) the Company, (ii) Zhi Yuan Limited, a Cayman Islands company (“Cayman Company”), and (iii) the three beneficial shareholders of Cayman Company (each, a “Cayman Company Shareholder” and collectively, the “Cayman Company Shareholders”).

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

Immediately prior to the closing of the Share Exchange described above pursuant to which Cayman Company became a wholly owned subsidiary of the Company, the Company was a “shell company,” as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As a result of the Share Exchange, we are no longer a “shell company.”

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

Interim Financial Information

The unaudited financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) applicable to interim financial information and the requirements of Form 10-Q and Rule 8-03 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosure required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included. These financial statements should be read in conjunction with the audited financial statements as of and for the year ended June 30, 2020, as not all disclosures required by generally accepted accounting principles for annual financial statements are presented. The interim financial statements follow the same accounting policies and methods of computations as the audited financial statements as of and for the year ended June 30, 2020.

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

The significant carrying amount and classification of the assets and liabilities of VIEs as of December 31, 2020 and June 30, 2020 as follows:

	December 31,	June 30,
	2020	2020
ASSETS
Current assets
Cash and cash equivalents	$3,702,385	$2,715,689
Account receivable - related parties	—	—
Inventory	259,578	225,634
Advance to suppliers	5,620,099	2,527,969
Advance to suppliers - related parties	—	69,355
Due from related party	61,269	-
Prepayment and other current assets, net	52,252	42,841
Total current assets of VIEs	9,695,583	5,581,488
Non-current assets
Property, plant and equipment, net	9,778	11,706
Intangible assets	287,483	322,557
Operating lease right of use asset, net	478,551	638,023
Total non-current assets of VIEs	775,812	972,286
Total Assets of VIEs	$10,471,395	$6,553,774

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expense	$3,250,707	5,895,889
Advance from customers	13,120,301	3,857,871
Due to related party	321,461	53,543
Operating lease liabilities - current	416,369	400,461
Total current liabilities of VIEs	17,108,438	10,207,764
Non-current liabilities
Operating lease liabilities - noncurrent	59,689	235,811
Total liabilities of VIEs	$17,168,127	$10,443,575

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

Property and Equipment

Property and equipment consist of computer, office furniture and equipment, and leasehold improvement. All property and equipment are stated at historical cost net of accumulated depreciation. Repairs and maintenance are expensed as incurred. Property and equipment are depreciated on a straight-line basis over the following periods:

Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

Electronic equipment	3-5 years
Furniture and Fixture	5 years
Motor vehicles	4 years
Computer software	5 years
Leasehold improvements	5 years

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

The Company did not recognize any trading service commission income for the six months ended December 31, 2020 and 2019.

Sales of multi-functional demonstration machine

The Company recognizes revenue when the transaction price is allocated to the performance obligations identified in the contracts or agreements with customer upon the delivery of multi-functional demonstration machine has completed.

The Company began to recognize revenue of $708,636 for sales of multi-functional demonstration machine for the six months ended December 31, 2020.

Advertising Expenses

Advertising costs, mainly including promotion expense for the APP launching, are expensed as incurred and the total amounts charged to “selling and marketing expenses” in the consolidated statements of income and comprehensive income were $850,191 and $859,904 for the six months ended December 31, 2020 and 2019, respectively.

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

NOTE 3 – GOING CONCERN

The Company’s financial statements as of December 31, 2020, been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues and cash flows sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated net loss of $26,912,081 as of December 31, 2020. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

NOTE 4 – INVENTORY

Inventory consisted of the following:

	December 31,	June 30,
	2020	2020

Finished goods	$259,578	$225,634
Less: allowance for obsolete inventory	—	—
Total, net	$259,578	$225,634

Inventory consists of artwork merchandise and souvenir and multi-functional demonstration machine. Obsolete inventory amounted to $0 and $0 for the six months ended December 31, 2020 and 2019.

NOTE 5 - ADVANCE TO SUPPLIERS

Advance to suppliers consisted of the following:

	December 31,	June 30,
	2020	2020

Giveaway goods inventory	$433,486	$401,593
Marketing services	1,432,318	1,858,265
Multimedia tablets	3,486,183	—
Multimedia demonstration machines	268,112	268,111
Total, net	$5,620,099	$2,527,969

The Company is required to make advance payments to the suppliers for the customized multimedia tablets to be manufactured and for firmware updates and maintenance services covering a period of three years to be provided by the supplier. According to the agreement, the remaining balance is due upon delivery of the tablets, and the advances are non-refundable while only defective goods can be exchanged. The Company has not received any goods from the supplier as of December 31, 2020.

The Company is required to make advance payments to the suppliers to purchase the customized multimedia demonstration machines to be manufactured by the supplier. According to the agreement, the remaining balance is due upon delivery of the machines, the advances are non-refundable while only defective goods can be exchanged. The Company expects to receive the goods on an ongoing basis with no longer than one year.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	December 31,	June 30,
	2020	2020

Membership management system	$460,815	$437,844
Accounting system	2,307	2,131
	463,122	439,975
Less: Accumulated amortization	(175,639)	(117,418)
Total, net	$287,483	$322,557

Amortization expense amounted to $46,816 and $45,130 for the six months ended December 31, 2020 and 2019, respectively.

The membership management system was acquired from Guangdong Cangbaotianxia Art Co., Ltd, a related party of the Company on March 31, 2019.

NOTE 7 – PROPERTY & EQUIPMENT

Property and equipment, net, consisted of the following:

	December 31, 2020	June 30, 2020

Furniture and fixtures	$18,065	$16,694
	18,065	16,694
Less: Accumulate depreciation	8,287	4,988
Total, net	$9,778	$11,706

Depreciation expenses was $2,784 and $2,005 for the six months ended December 31, 2020 and 2019, respectively.

NOTE 8 – ADVANCE FROM CUSTOMERS

Advance from customers consisted of the following:

	December 31, 2020	June 30, 2020

Deferred revenues	$307,269	$517,650
Multimedia demonstration machines	906,530	953,377
Multimedia tablets	11,906,502	2,386,844
Total, net	$13,120,301	$3,857,871

Deferred revenues consist of one-year membership paid in advance by the customers. The deferred revenues are amortized over the life of the membership for a period of 12 months.

The Company collects payments in advance from customers for multimedia demonstration machines sold to customers. Such amounts are recognized as sales revenues when the goods are delivered to and accepted by the customers. Such advances are partially refundable prior to delivery of goods and defective goods can be exchanged for replacement. Such advances may be recognized as revenues when the goods are delivered to and accepted by customers.

The Company collects payments in advance for multimedia tablets and services to be provided pursuant to an agreement. Such advances are partially refundable prior to delivery of goods and defective goods can be exchanged for replacement. Such advances may be recognized as revenues when the goods are delivered to and accepted by customers. The Company did not recognize any revenue from for the six months ended December 31, 2020 and 2019.

NOTE 9 – LEASE

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

Operating lease expenses were $219,068 and $196,010 for the six months ended December 31, 2020 and 2019, respectively.

The undiscounted future minimum lease payment schedule as follows:

As of December 31,
2021	$425,089
2022	75,054
2023	—
Thereafter	—
Total	$500,143

NOTE 10 – RELATED PARTY TRANSACTIONS

The related parties consisted of the following:

Name of related party	Nature of relationship
Mr. Xingtao Zhou	Majority shareholder of the Company
Mr. Wei Wang	Principal shareholder
Sichuan Cangbaotianxia Art Co., Ltd	A Company with significant influence
Guangdong Cangbaotianxia Art Co., Ltd	A Company with significant influence

Due from related parties

During the six months ended December 31, 2020, the Company lent $61,269 to Guangdong Cangbaotianxia Art Co., Ltd. As of December 31, 2020 and June 30, 2020, the outstanding balance of  due from related party was $61,269 and $0 respectively.

Advance to suppliers - related parties

As of December 31, 2020 and June 30, 2020, the outstanding balance of advance to the supplier, Sichuan Cangbaotianxia Art Co., Ltd. was $0 and $69,355 respectively.

Due to related parties

During the six months ended December 31, 2020, the Company received $70,502 in advance from Mr. Xingtao Zhou. As of December 31, 2020 and June 30, 2020, the outstanding balance payable to Mr. Xingtao Zhou was $120,635 and $53,543 respectively.

During the six months ended December 31, 2020, the Company received $200,826 in advance from Sichuan Cangbaotianxia Art Co., Ltd. As of December 31, 2020 and June 30, 2020, the outstanding balance payable to Sichuan Cangbaotianxia Art Co., Ltd. was $200,826 and $0 respectively.

The amount is due on demand and non-interest bearing without any formal agreement.

NOTE 11 – EQUITY

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

As of December 31, 2020, 9,920,000 preferred shares remain outstanding, which are owned by Xingtao Zhou, CEO.

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

As of December 31, 2020, 110,319,245 common shares are issued and outstanding with a par value of 0.001.

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

NOTE 12 – INCOME TAX

United States of America

Cang Bao Tian Xia International Art Trade Center Inc is incorporated in the State of Nevada and is subject to Nevada and US Federal tax laws. Cang Bao has not recognized an income tax benefit for its operating losses based on uncertainties concerning its ability to generate taxable in future period.

The components of deferred tax assets and liabilities as follows:

	December 31, 2020	June 30, 2020
Deferred tax asset
Net operating losses carry forwards	$4,345,260	$4,339,886
Valuation allowance	(4,345,260)	(4,339,886)
Deferred tax asset, net	$—	$—

Cayman Islands

Under the current laws of Cayman Islands, Zhi Yuan Limited is not subject to tax on income or capital gain. In addition, payments of dividends by the Company to their shareholders are not subject to withholding tax in the Cayman Islands.

Hong Kong

Cang Yun (Hong Kong) Limited was incorporated under the Hong Kong tax laws, and the statutory income tax rate was 16.5%. Cang Yun (Hong Kong) Limited has no operating profit or tax liabilities for the six months ended December 31, 2020 and 2019.

China, PRC

Shanghai Cangyun Management Consulting Co.,Ltd., Hainan Cangbao Tianxia Cultural Relic Co., Ltd. and Cangbao Tianxia (Shanghai) Cultural Relic Co., Ltd. were incorporated in the PRC and are subject to PRC Enterprise Income Tax (“EIT”) on the taxable income in accordance with the relevant PRC income tax laws. On March 16, 2007, the National People’s Congress enacted a new enterprise income tax law, which took effect on January 1, 2008. The law applies a uniform 25% enterprise income tax rate to both foreign invested enterprises and domestic enterprises.

The Company has not recognized an income tax benefit for its operating losses based on uncertainties concerning its ability to generate taxable income in future periods.

The components of deferred tax assets and liabilities as follows:

	December 31, 2020	June 30, 2020
Net operating losses carry forwards	$1,595,974	$135,646
Valuation allowance	(1,595,974)	(135,646)
Deferred tax asset, net	$—	$—

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

ASC 740 requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The management evaluated the Company’s tax positions and concluded that no provision for uncertainty in income taxes was necessary as of December 31, 2020 and June 30, 2020.

NOTE 13 – CONCENTRATIONS, RISKS AND UNCERTAINTIES

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

The concentration on purchases from suppliers’ as follows:

	Six Months Ended		Six Months Ended
	December 31, 2020		December 31, 2019
	Amount	%	Amount		%
Supplier A	$1,703,616	22%	$	N/A	N/A
Supplier B	1,279,940	16%		N/A	N/A
Supplier C	N/A	N/A		473,352	21%
Supplier D	N/A	N/A		352,492	16%
Supplier E	N/A	N/A		311,747	14%
Supplier F	N/A	N/A		253,668	11%
	$2,983,556	38%		$1,391,259	62%

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

NOTE 14 - SUBSEQUENT EVENTS

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

Results of Operations

Results of Operations for the three months ended December 31, 2020 and 2019

The following table sets forth key components of Company’s results of operations for the three months ended December 31, 2020 and 2019. The discussion following the table addresses these results.

	For Three Months Ended December 31,
	2020	2019	Fluctuation	%
Net revenues	$976,400	$816,323	160,077	20%
Cost of revenues	507,372	616,674	(109,302)	-18%
Gross margin	469,028	199,649	269,379	135%
Operating expenses:
Selling expense	341,185	447,711	(106,526)	-24%
General and administrative	1,290,026	868,569	421,457	49%
Total operating expenses	1,631,211	1,316,280	314,931	24%
Loss from operations	(1,162,183)	(1,116,631)	45,552	-4%
Other income/(loss)
Interest income	2,072	4,651	(2,751)	-59%
Other income (expense)	1,481	183	1,298	709%
Total other income(loss)	3,553	4,834	(1,281)	-26%
Operating loss before income taxes	(1,158,630)	(1,111,797)	(46,833)	4%
Provision for income taxes expense	1,773	(31,424)	33,197	-106%
Net loss	$(1,160,403)	$(1,080,373)	(80,030)	7%

Revenues. For the three months ended December 31,2020 and 2019, we had revenue of $976,400 and $816,323, respectively, representing an increase of $160,077, or 20%, which were derived from service package sales for the members and sales of multi-functional demonstration machine. We have not generated revenue from transaction commission since the beginning of operation in March 2019. The significant increase in revenue was due to the sales of multi-functional demonstration machine in the amount of $708,636 for the three months ended December 31, 2020.

Cost of Revenue. For the three months ended December 31, 2020 and 2019, we had cost of revenue of $507,372 and $616,674 respectively, representing a decrease of $109,302 or 18%. The cost of revenue represents costs of maintaining our platform such as network service. and artwork merchandise and souvenirs sent to member.

Gross Margin. We generated gross profit of $469,028 and $199,649 for the three months ended December 31, 2020 and 2019, with a gross margin of 48% and 24% respectively. The increase in gross margin was due to much more giveaway merchandise sent to member for the three months ended December 31, 2019.

Operating expenses. For the three months ended December 31, 2020 and 2019, we had selling expenses of $341,185 and $447,711 respectively, which includes marketing and advertising costs related to the operations and development of the platform. For the three months ended December 31, 2020 and 2019, we had general and administrative expenses of $1,290,026 and $868,569, respectively which mainly consist of salaries and related employee benefits, office expenses, professional service fees, depreciation expenses, rent, and related costs. The total operating expenses was $1,631,211 and $1,316,280 for the three months ended December 31, 2020 and 2019, representing an increase of $314,931 or 24%. The increase in operating expenses was due to the significant increase in consulting expense for the three months ended December 31, 2020.

Loss from Operations. For the three months ended December 31, 2020 and 2019, we had loss from operations of $1,162,183 and $1,116,631, respectively, representing a decrease in loss of $45,552, or 4%.

Net loss. For the three months ended December 31, 2020 and 2019, we had net loss of $1,160,403 and $1,080,373 respectively, representing an increase in loss of $80,030, or 7%. The increase in net loss was mainly due to the increase in general and administrative expense.

Results of Operations for the six months ended December 31, 2020 and 2019

The following table sets forth key components of Company’s results of operations for the six months ended December 31, 2020 and 2019. The discussion following the table addresses these results.

	For Six Months Ended December 31,
	2020	2019	Fluctuation	%
Net revenues	$1,306,802	$1,915,702	(608,900)	-32%
Cost of revenues	612,422	1,314,006	(701,584)	-53%
Gross margin	694,380	601,696	92,684	15%
Operating expenses:	53%	31%
Selling expense	1,095,799	1,271,919	(176,120)	-14%
General and administrative	2,009,408	1,474,480	534,928	36%
Total operating expenses	3,105,207	2,746,399	358,808	13%
Loss from operations	(2,410,827)	(2,144,703)	(266,124)	12%
Other income/(loss)
Interest income	2,267	5,046	(2,779)	-55%
Other income (expense)	3,238	251	2,987	1190%
Total other income(loss)	(5,505)	5,297	(208)	-4%
Operating loss before income taxes	(2,405,322)	(2,139,406)	(265,916)	12%
Provision for income taxes expense	1,773	9,037	(7,264)	-80%
Net loss	$(2,407,095)	$(2,148,443)	(258,652)	12%

Revenues. For the six months ended December 31,2020 and 2019, we had revenue of $1,306,802 and $1,915,702, respectively, representing a decrease of $608,900, or 32%, which were derived from service package sales for the members and sales of multi-functional demonstration machine. We have not generated revenue from transaction commission since the beginning of operation in March 2019. The significant decrease in revenue was due to significant decrease in service package sales for the members for the six months ended December 31, 2020.

Cost of Revenue. For the six months ended December 31, 2020 and 2019, we had cost of revenue of $612,422 and $1,314,006 respectively, representing a decrease of $701,584 or 53%. The cost of revenue represents costs of maintaining our platform such as network service. and artwork merchandise and souvenirs sent to member.

Gross Margin. We generated gross profit of $694,380 and $601,696 for the six months ended December 31, 2020 and 2019, with a gross margin of 53% and 31% respectively. The increase in gross margin was due to much more giveaway merchandise sent to members, which constituted part of the cost, for the three months ended December 31, 2019.

Operating expenses. For the six months ended December 31, 2020 and 2019, we had selling expenses of $1,095,799 and $1,271,919 respectively, which includes marketing and advertising costs related to the operations and development of the platform. For the six months ended December 31, 2020 and 2019, we had general and administrative expenses of $2,009,408 and $1,474,480, respectively which mainly consist of salaries and related employee benefits, office expenses, professional service fees, depreciation expenses, rent, and related costs. The total operating expenses was $3,105,207 and $2,746,399 for the six months ended December 31, 2020 and 2019, representing an increase of $358,808 or 13%. The increase in operating expenses was due to the significant increase in consulting expense for the six months ended December 31, 2020.

Loss from Operations. For the six months ended December 31, 2020 and 2019, we had loss from operations of $2,410,827 and $2,144,703, respectively, representing an increase in loss of $266,124, or 12%.

Net loss. For the six months ended December 31, 2020 and 2019, we had net loss of $2,407,095 and $2,148,443 respectively, representing an increase in loss of $258,652, or 12%. The increase in net loss was mainly due to the increase in general and administrative expense.

Liquidity and Capital Resources

Working Capital Deficit. As of December 31, 2020 and June 30 2020, the Company had working capital deficit of $7,412,855 and $4,626,276 respectively.

Cash Flows. The following is a summary of the Company’s cash flows from operating, investing and financing activities:

	Six Months Ended December 31, 2020	Six Months Ended December 31, 2019
Net cash provided by (used in) operating activities	$687,504	$(2,384,644)
Net cash provided by (used in) investing activities	12,535	(3,946)
Net cash provided by financing activities	36,485	30,194
Net change in cash and cash equivalents	$986,696	$(2,439,393)

Operating Activities.

Net cash provided by operating activities for the six months ended December 31, 2020 was primarily the result of the net loss of $2,407,095, the increase of $2,780,109 in advance to suppliers, decrease of $2,814,958 in account payable, offset by the increase of $8,621,954 in advance from customer, and the depreciation of $49,600 for the six months ended December 31, 2020.

Net cash used in operating activities for the six months ended December 31, 2019 was primarily the result of the net loss of $2,148,444, the increase of $1,161,054 in advance to suppliers, decrease of $6,645,105 in advance from customer, partly offset by the increase of $7,735,260 in account payable, and the depreciation of $47,135 for the six months ended December 31, 2019.

Investing Activities.

Net cash provided by investing activities was $12,535 for the six months ended December 31, 2020. Net cash provided reflect the disposal of intangible assets. Net cash used in investing activities was $3,946 for the six months ended December 31, 2019. Net cash used in investing activities reflect purchase of office equipment assets and disposal of intangible.

Financing Activities.

Net cash provided by financing activities was $36,485 and $30,194 for the six months ended December 31, 2020 and 2019, respectively, both of which referred to the proceeds from related parties.

Off-Balance Sheet Arrangements

As of December 31, 2020 and June 30, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

As of December 31, 2020 and June 30, 2020, we did not have any contractual obligations.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the six months ended December 31, 2020 and 2019, and are included elsewhere in this report.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of December 31, 2020. Based upon that evaluation, the Company’s CEO concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2020 due to the Company’s limited internal resources resulting in lack of ability to have segregation of duties and US GAAP accounting personnel to prepare the financials.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the six months ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

CANG BAO TIAN XIA INTERNATIONAL ART TRADE CENTER, INC.

Date: February 22, 2021	By:	/s/ Xingtao Zhou
Xingtao Zhou, Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial and accounting officer)