Form 10-Q
period 2021-03-31
Cang Bao Tian Xia International Art Trade Center, Inc.
filed 2021-05-20
CIK 1006840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares of registrant’s common stock outstanding as of May 14, 2021 was 110,319,245.

FORM 10-Q

CANG BAO TIAN XIA INTERNATIONAL ART TRADE CENTER, INC.

March 31, 2021

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

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K which was filed with the SEC on October 13, 2020 (the “Form 10-K”), in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and information contained in other reports that we file with the SEC. You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

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

Throughout this Report, references to “the Company,” “Cang Bao,” “we” or “us” all refer to Cang Bao Tian Xia International Art Trade Center, Inc.

PART I. - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CANG BAO TIAN XIA INTERNATIONAL ART TRADE CENTER, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

AT MARCH 31, 2021 AND JUNE 30, 2020

(Stated in US Dollars)

	March 31,	June 30,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$6,901,045	$2,715,689
Other receivables, net	59,091	42,841
Related party receivable	91,306	—
Inventories	1,522,181	225,634
Advance to suppliers	7,086,457	2,527,969
Advance to suppliers - related parties	—	69,355
Prepaid taxes and taxes recoverable	63	—
Total current assets	15,660,143	5,581,488

Non-current assets
Plant and equipment, net	8,332	11,706
Intangible assets, net	261,507	322,557
Right-of-use assets	3,003,049	638,023
Total non-current assets	3,272,888	972,286
Total Assets	$18,933,031	$6,553,774

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$939,970	$5,895,889
Deferred revenues	101,895	—
Taxes payable	21,293	—
Accrued liabilities and other payables	240,128	—
Customers deposits	22,466,642	3,857,871
Related party payable	120,635	53,543
Lease payable-current portion	1,492,049	400,461
Total current liabilities	25,382,612	10,207,764

Lease payable- non-current	1,708,417	235,811

Total Liabilities	$27,091,029	$10,443,575

Stockholders’ Deficit
Series A Preferred Stock, 10,000,000 shares authorized at $0.001 per share: 9,920,000 shares issued and outstanding as of March 31, 2021 and June 30, 2020, respectively	$9,920	$9,920
Common stock, par value $0.001 per share; 500,000,000 shares authorized; 110,319,245 shares issued and outstanding as of March 31, 2021 and June 30, 2020, respectively	110,319	110,319
Additional paid-in capital	20,434,840	20,434,840
Accumulated deficit	(28,659,486)	(24,504,986)
Accumulated other comprehensive (loss) income	(53,591)	60,106
Total Stockholders’ Deficit	$(8,157,998)	$(3,889,801)
Total Liabilities and Stockholders’ Deficit	$18,933,031	$6,553,774

See Accompanying Notes to the Financial Statements

CANG BAO TIAN XIA INTERNATIONAL ART TRADE CENTER, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2021 AND 2020

(Stated in US Dollars)

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2021	2020	2021	2020

Net revenues	$(727,957)	$490,345	$578,845	2,406,047
Cost of revenues	11,697	(478,926)	624,119	835,080
Gross profit	(739,654)	969,271	(45,274)	1,570,967

Operating expenses:
Selling and marketing expenses	1,028,992	(490,604)	4,134,199	2,255,795

Total operating expenses	1,028,992	(490,604)	4,134,199	2,255,795

Operating (loss) income	(1,768,646)	1,459,875	(4,179,473)	(684,828)

Other income (expenses):
Interest income	21,145	—	23,412	1,582
Interest expense	—	(3,556)	—	(92)
Other income	121	—	3,359	—
Other expenses	—	(35,489)	—	(35,238)
Total other income (expenses)	21,266	(39,045)	26,771	(33,748)
(Loss) income before income taxes	(1,747,380)	1,420,830	(4,152,702)	(718,576)
Provision for income taxes	25	(6,289)	1,798	2,748
Net (loss) income	(1,747,405)	1,427,119	(4,154,500)	(721,324)

Other comprehensive income:
Foreign currency translation gain (loss)	286,139	(18,957)	(113,697)	(12,432)
Comprehensive (loss) income	$(1,461,266)	$1,408,162	$(4,268,197)	(733,756)

Loss per share
- Basic and diluted	(0.02)	0.04	(0.04)	(0.02)

Basic and diluted weighted average shares outstanding	103,451,113	35,319,245	103,451,113	35,319,245

See Accompanying Notes to the Financial Statements

CANG BAO TIAN XIA INTERNATIONAL ART TRADE CENTER, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY/(DEFICIENCY)

FOR THE NINE MONTHS ENDED MARCH 31, 2021 AND 2020

	For the Nine Months Ended March 31, 2020
					Additional	Accumulated Deficit		Accumulated Other
	Preferred Stock		Common Stock		Paid-in	Statutory		Comprehensive
	Shares	Amount	Shares	Amount	Capital	Reserves	Unrestricted	Income (Loss)	Total
BALANCE, July 1, 2019	9,920,000	$9,920	110,319,245	$110,319	$20,434,840	12,384	$(22,630,726)	$77,899	$(1,985,364)
Net loss	—	—	—	—	—	—	(721,324)	—	(721,324)
Foreign currency translation	—	—	—	—	—	—	—	(12,432)	(12,432)
BALANCE, March 31, 2020 (Unaudited)	9,920,000	$9,920	110,319,245	$110,319	20,434,840	$12,384	$(23,352,050)	$65,467	$(2,719,120)

	For the Nine Months Ended March 31, 2021
					Additional	Accumulated Deficit		Accumulated Other
	Preferred Stock		Common Stock		Paid-in	Statutory		Comprehensive
	Shares	Amount	Shares	Amount	Capital	Reserves	Unrestricted	Income (Loss)	Total
BALANCE, July 1, 2020	9,920,000	9,920	110,319,245	110,319	20,434,840	—	(24,504,986)	60,106	(3,889,801)
Net loss	—	—	—	—	—	—	(4,154,500)	—	(4,154,500)
Foreign currency translation	—	—	—	—	—	—	—	(113,697)	(113,697)
BALANCE, March 31, 2021 (Unaudited)	9,920,000	$9,920	110,319,245	$110,319	$20,434,840	$—	$(28,659,486)	$(53,591)	$(8,157,998)

See Accompanying Notes to the Financial Statements

CANG BAO TIAN XIA INTERNATIONAL ART TRADE CENTER, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED MARCH 31, 2021 AND 2020

(STATED IN US DOLLARS)

	For the Nine Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,154,500)	$(721,324)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of plant and equipment	4,182	835
Amortization of intangible assets	71,216	23,912
Other receivables	243,777	—
Related party receivable	(45,912)	(22,178)
Inventories	(1,159,643)	24,605
Prepayments	(4,417,401)	(922,201)
Accounts payable	(5,236,769)	(595,069)
Other payables and accrued liabilities	(16,849)	760,488
Customer deposits	18,401,121	—
Taxes payable	42,871	—
Net cash provided by (used in) operating activities	3,732,093	(1,450,932)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in cash from disposal of discontinued operations
Sales of intangible assets	12,657	17,156
Purchase of equipment	—	(4,865)
Net cash provided by investing activities	12,657	12,291

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related parties	25,590	8,702
Net cash provided by financing activities	25,590	8,702

EFFECT OF EXCHANGE RATE ON CASH	415,016	(12,432)

NET (DECREASE)/INCREASE IN CASH	4,185,356	(1,442,371)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,715,689	3,059,937
CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,901,045	$1,617,566

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$1,798	$2,748
Cash paid for interest	$—	$92

NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES
Initial recognition of right-of-use assets and lease liabilities	$180,219	$2,242,340

See Accompanying Notes to the Financial Statements

CANG BAO TIAN XIA INTERNATIONAL ART TRADE CENTER, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

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

CANG BAO TIAN XIA INTERNATIONAL ART TRADE CENTER, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

Cang Bao Tian Xia International Art Trade Center, Inc. and its consolidated subsidiaries and VIE are collectively referred to herein as the “Company” unless specific reference is made to an entity.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). This basis of accounting differs in certain material respects from that used for the preparation of the books of Hainan Cangbao and Shanghai Cangbao, which are prepared in accordance with the accounting principles and the relevant financial regulations applicable to enterprises with limited liabilities established in the PRC (“PRC GAAP”), the accounting standards used in the places of their domicile. The accompanying unaudited condensed consolidated financial statements reflect necessary adjustments not recorded in the books of Hainan Cangbao and Shanghai Cangbao to present them in conformity with U.S. GAAP.

Principals of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company, its wholly and majority owned subsidiaries, and consolidated VIE and its subsidiaries for which the Company is the primary beneficiary.

CANG BAO TIAN XIA INTERNATIONAL ART TRADE CENTER, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

All transactions and balances among the Company, its subsidiaries and consolidated VIE have been eliminated upon consolidation.

The accompanying unaudited condensed consolidated financial statements of Cang Bao Tian Xia International Art Trade Center, Inc. reflect the activities of the following entities:

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

CANG BAO TIAN XIA INTERNATIONAL ART TRADE CENTER, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

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

The carrying amount of the VIE’s assets and liabilities are as follows:

	March 31,	June 30,
	2021	2020
Current assets	$15,741,219	$5,590,358
Property, plants and equipment, Intangible Assets	269,839	334,262
Other noncurrent assets	3,003,049	638,024
Total assets	19,014,107	6,562,644

Current liabilities	25,213,635	10,138,221
Non-current liabilities	1,708,417	235,811
Total liabilities	27,028,116	10,374,032
Net assets	$(8,014,009)	$(3,811,388)

CANG BAO TIAN XIA INTERNATIONAL ART TRADE CENTER, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

	March 31,	June 30,
	2021	2020
Short-term loan
Accounts payable	$855,503	$5,694,519
Other payables and accrued liabilities	484,212	—
Tax payables	21,293	—
Customer Advances	22,466,642	3,857,871
Lease liabilities	1,492,049	585,832
Total current liabilities	25,319,699	10,138,222
Lease liabilities - noncurrent	1,708,417	235,811
Total liabilities	$27,028,116	$10,374,033

The summarized operating results of the VIE’s are as follows:

For the nine months ended March 31, 2021
Operating revenues	$917,688
Gross profit	(579,543)
Loss from operations	(4,127,113)
Net loss	$(4,128,911)

Foreign Currency Translation

The accompanying unaudited condensed consolidated financial statements are presented in United States dollar (“$”), which is the reporting currency of the Company. The functional currency of Cang Bao, Cayman Company and Hongkong Company is United States dollar. The functional currency of the Company’s subsidiaries and VIEs located in the PRC is Renminbi (“RMB”). For the entities whose functional currencies are RMB, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. The resulting translation adjustments are included in determining other comprehensive income. Transaction gains and losses are reflected in the consolidated statements of income.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities on the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and judgments on historical experience and on various other assumptions and information that are believed to be reasonable under the circumstances. Estimates and assumptions of future events and their effects cannot be perceived with certainty and, accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. Significant estimates and assumptions by management include, among others, useful lives and impairment of long-lived assets, allowance for doubtful accounts, income taxes including the valuation allowance for deferred tax assets. While the Company believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ from those estimates. Estimates and assumptions are periodically reviewed, and the effects of revisions are reflected in the financial statements in the period they are determined to be necessary.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit and all highly liquid instruments with original maturities of three months or less.

CANG BAO TIAN XIA INTERNATIONAL ART TRADE CENTER, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

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

CANG BAO TIAN XIA INTERNATIONAL ART TRADE CENTER, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

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

Membership service income

The Company recognizes membership fee revenue as the performance obligations are satisfied over time, usually, recognized on an average over the life of membership. The general contract terms of membership service include timeframe of the service, pricing and payment terms, rights and obligations of parties, performance test criteria, and liability for breach of contract. Payments received in advance from customers are recorded as “advance from customers” in the unaudited condensed consolidated balance sheets. Advance from customers is recognized as revenue over the passage of time. Such advance payment received are non-refundable.

The cost of revenue consists primarily of platform maintenance expenses which are directly attributable to the membership fee revenue, including but not limited to service charges for cloud computing, items prepared as gifts for the member, and related expenses.

CANG BAO TIAN XIA INTERNATIONAL ART TRADE CENTER, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

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

The Company did not recognize any trading commission income or demonstration machine sales revenue for the nine months ended March 31, 2021 and 2020.

Advertising Expenses

Advertising costs, mainly including promotion expense for the APP launching, are expensed as incurred and the total amounts charged to “selling and marketing expenses” in the unaudited condensed consolidated statements of income and comprehensive income were $625,986 and $602,652 for the nine months ended March 31, 2021 and 2020, respectively.

New Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12 - Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU provides an exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. This update also (1) requires an entity to recognize a franchise tax (or similar tax) that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax, (2) requires an entity to evaluate when a step-up in the tax basis of goodwill should be considered part of the business combination in which goodwill was originally recognized for accounting purposes and when it should be considered a separate transaction, and (3) requires that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The standard is effective for the Company for fiscal years beginning after December 15, 2020, with early adoption permitted. The Company is currently in the process of evaluating the impact of the adoption on its unaudited condensed consolidated financial statements.

In February 2020, the FASB issued ASU 2020-02, “Financial Instruments – Credit Losses (Topic 326) and Leases (topic 842) Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (topic 842)”. This ASU provides guidance regarding methodologies, documentation, and internal controls related to expected credit losses. This ASU is effective for interim and annual periods beginning after December 15, 2019, and early adoption is permitted. The Company is evaluating the impact of this guidance on its unaudited condensed consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820), – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement,” which makes a number of changes meant to add, modify or remove certain disclosure requirements associated with the movement amongst or hierarchy associated with Level 1, Level 2 and Level 3 fair value measurements. The amendments in this Update modify the disclosure requirements on fair value measurements based on the concepts in FASB Concepts Statement, Conceptual Framework for Financial Reporting—Chapter 8: Notes to Financial Statements, including the consideration of costs and benefits. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The amendments are effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the potential impacts of ASU 2018-13 on its unaudited condensed consolidated financial statements.

CANG BAO TIAN XIA INTERNATIONAL ART TRADE CENTER, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

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

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material impact on its the unaudited condensed consolidated financial position, statements of operations and cash flows.

NOTE 3 – GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the Company has incurred a net loss of $4,154,500 for the nine months ended March 31, 2021. As of March 31, 2021, the Company had an accumulated deficit of $28,659,486, working capital deficit of $9,722,469.

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

NOTE 4 – INVENTORY

Inventory consisted of the following:

	March 31,	June 30,
	2021	2020

Finished goods	$1,522,181	$225,634
Less: allowance for obsolete inventory	—	—
Total, net	1,522,181	225,634

Inventory consists of artwork merchandises and souvenir and multi-functional demonstration machine. Obsolete inventory amounted to $Nil and $Nil for the nine months ended March 31, 2021 and 2020.

CANG BAO TIAN XIA INTERNATIONAL ART TRADE CENTER, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	March 31	June 30,
	2021	2020

Membership management system	$458,482	$437,844
Accounting system	1,683	2,131
	460,165	439,975
Less: Accumulated amortization	(198,658)	(117,418)
Total, net	$261,507	$322,557

Amortization expense amounted to $71,216 and $23,912 for the nine months ended March 31, 2021 and 2020, respectively.

The membership management system was acquired from Guangdong Cangbaotianxia Art Co., Ltd, a related party of the Company on March 31, 2019.

NOTE 6 – PROPERTY & EQUIPMENT

Property and equipment, net, is consisted of the following:

	March 31, 2021	June 30, 2020

Furniture and fixtures	$17,948	$16,694
	17,948	16,694
Less: Accumulate depreciation	(9,616)	4,988
Total, net	$8,332	$11,706

Depreciation expenses was $4,182 and $835 for the nine months ended March 31, 2021 and 2020, respectively.

NOTE 7 - ADVANCE TO SUPPLIERS

Advance to suppliers consisted of the following:

	March 31,	June 30,
	2021	2020

Giveaway goods inventory	$572,561	$401,593
Marketing services	336,814	1,858,265
Multimedia tablets	5,129,589	—
Multimedia demonstration machines	—	268,111
Other services	1,047,493	—
Total, net	$7,086,457	$2,527,969

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

NOTE 8 – ADVANCE FROM CUSTOMERS

Advance from customers consisted of the following:

	March 31, 2021	June 30, 2020

Deferred revenues	$—	$517,650
Multimedia demonstration machines	—	953,377
Multimedia tablets	22,466,642	2,386,844
Total, net	$22,466,642	$3,857,871

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

NOTE 9 – LEASE

The Company has operating leases for multimedia tablets which the Company sublease to customers. These leases have remaining lease terms of 1 year to 3 years. The Company has elected to not recognize lease assets and liabilities for leases with a term less than twelve months.

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

Operating lease expenses were $301,429 and $27,269 for the nine months ended March 31, 2021 and 2020, respectively.

The undiscounted future minimum lease payment schedule as follows:

As of March 31,
2021	$215,550
2022	904,271
2023	735,983
2024	331,260
2025	3,806
Thereafter	—
Total	$2,190,870

CANG BAO TIAN XIA INTERNATIONAL ART TRADE CENTER, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

NOTE 10 – RELATED PARTY TRANSACTIONS

The related parties consisted of the following:

Name of related party	Nature of relationship
Mr. Xingtao Zhou	Majority shareholder of the Company
Guangdong Cangbaotianxia Art Co., Ltd	A Company with significant influence

Related party sale and Account receivable - related parties

During the nine months ended March 31, 2021, the Company made sales of $91,306 to Guangdong Cangbaotianxia Art Co., Ltd. As of March 31, 2021 and June 30, 2020, the outstanding balance of accounts receivable - related parties was $91,306 and $0, respectively.

Due to related parties

During the nine months ended March 31, 2020, the Company received $70,502 in advance from Mr. Xingtao Zhou. As of March 31, 2021 and June 30, 2020, the outstanding balance payable to Mr. Xingtao Zhou was $120,635 and $53,543 respectively.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

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

As of March 31, 2021, 9,920,000 preferred shares remain outstanding, which are owned by Xingtao Zhou, CEO.

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

CANG BAO TIAN XIA INTERNATIONAL ART TRADE CENTER, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

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

As of March 31, 2021, 110,319,245 common shares are issued and outstanding with a par value of 0.001.

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

The ability of the Company’s PRC subsidiary and VIE and VIE’s subsidiaries to make dividends and other payments to the Company may also be restricted by changes in applicable foreign exchange and other laws and regulations. Foreign currency exchange regulation in China is primarily governed by the following rules:

●	Foreign Exchange Administration Rules (1996), as amended in August 2008, or the Exchange Rules;
●	Administration Rules of the Settlement, Sale and Payment of Foreign Exchange (1996), or the Administration Rules.

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

CANG BAO TIAN XIA INTERNATIONAL ART TRADE CENTER, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

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

The components of deferred tax assets and liabilities as follows:

	March 31, 2021	June 30, 2020
Deferred tax asset
Net operating losses carry forwards	$25,589	$4,339,886
Valuation allowance	(25,589)	(4,339,886)
Deferred tax asset, net	$—	$—

Cayman Islands

Under the current laws of Cayman Islands, Zhi Yuan Limited is not subject to tax on income or capital gain. In addition, payments of dividends by the Company to their shareholders are not subject to withholding tax in the Cayman Islands.

Hong Kong

Cang Yun (Hong Kong) Limited was incorporated under the Hong Kong tax laws, and the statutory income tax rate was 16.5%. Cang Yun (Hong Kong) Limited has no operating profit or tax liabilities for the nine months ended March 31, 2021 and 2020.

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

CANG BAO TIAN XIA INTERNATIONAL ART TRADE CENTER, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

The components of deferred tax assets and liabilities as follows:

	March 31, 2021	June 30, 2020
Net operating losses carry forwards	$4,024,605	$135,646
Valuation allowance	(4,024,605)	(135,646)
Deferred tax asset, net	$—	$—

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

ASC 740 requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The management evaluated the Company’s tax positions and concluded that no provision for uncertainty in income taxes was necessary as of March 31, 2021 and June 30, 2020.

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

The concentration on purchases from suppliers’ as follows:

	Nine Months Ended		Nine Months Ended
	March 31, 2021		March 31, 2020
	Amount	%	Amount	%
Supplier A	$2,902,107	24.4%	$—	—
Supplier B	2,294,139	19.3%	—	—
Supplier C	1,259,012	10.6%	—	—
Supplier D	—	—	707,954	12.1%
Supplier E	—	—	688,013	11.7%
Supplier F	—	—	628,554	10.7%
	$6,455,258	54.4%	$2,024,521	34.5%

CANG BAO TIAN XIA INTERNATIONAL ART TRADE CENTER, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

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

COVID-19 outbreak

In March 2020 the World Health Organization declared coronavirus COVID-19 a global pandemic. The COVID-19 pandemic has negatively impacted the global economy, workforces, customers, and created significant volatility and disruption of financial markets. It has also disrupted the normal operations of many businesses, including ours. This outbreak could decrease spending, adversely affect demand for our services and harm our business and results of operations. It is not possible for us to predict the duration or magnitude of the adverse results of the outbreak and its effects on our business or results of operations at this time. Since April 2020, the Company gradually resumed operations and is now operating at full capacity.

NOTE 14 - SUBSEQUENT EVENTS

The Company evaluates subsequent events that have occurred after the balance sheet date but before the financial statements are issued. There are two types of subsequent events: (1) recognized, or those that provide additional evidence with respect to conditions that existed at the dates of the balance sheets, including the estimates inherent in the process of preparing financial statements, and (2) non-recognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date. The Company has analyzed its operations subsequent to March 31, 2021 to the date these unaudited condensed consolidated financial statements were issued, and has determined that it does not have any material events to disclose.

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

Critical Accounting Policies

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with US GAAP. Our financial statements reflect the selection and application of accounting policies that require management to make significant estimates and judgments. We believe the following critical accounting policies used in the preparation of our financial statements require significant judgments and estimates. For additional information relating to these and other accounting policies, see Note 2 to our financial statements included elsewhere in this report.

Basis of Presentation

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the Company has incurred a net loss of $4,154,500 for the nine months ended March 31, 2021. As of March 31, 2021, the Company had an accumulated deficit of $28,659,486, working capital deficit of $9,722,469.

The Company plans to continue its expansion and investments, which will require continued improvements in revenue and net income.

Results of Operations

Results of Operations for the three months ended March 31, 2021 and 2020

The following table sets forth key components of Company’s results of operations for the three months ended March 31, 2021 and 2020. The discussion following the table addresses these results.

	For Three Months Ended March 31,
	2021	2020	Fluctuation	%
Net revenues	$(727,957)	490,345	(1,218,302)	(248.5)%
Cost of revenues	11,697	(478,926)	490,623	102.4%
Gross margin	(739,654)	969,271	(1,708,925)	(176.3)%
Operating expenses	1,028,992	(490,604)	1,519,596	309.7%
Loss (income) from operations	(1,768,646)	1,459,875	(3,228,521)	(221.2)%
Interest income	21,145		21,145	N/A
Interest expense	—	(3,556)	(3,556)	(100)%
Other income (expense)	121	(35,489)	35,610	100.3%
Provision for income taxes expense	25	(6,289)	6,314	100.4%
Net (loss) income	(1,747,405)	1,427,119	(3,174,524)	(222.4)%

Revenues. For the three months ended March 31,2021 and 2020, we had revenue of $(727,957) and $490,345 respectively, representing a decrease of $1,218,302 or 248.5%, which were derived from service package sales for the members and the sales and leasing income from multimedia tablets. The significant decrease in revenue was due to there were adjustments of revenue for the prior periods for the three months ended March 31, 2021.

Cost of Revenue. For the three months ended March 31, 2021 and 2020, we had cost of revenue of $11,697 and $(478,926) respectively, representing an increase of $490,623 or 102.4%. The cost of revenue represents costs of maintaining our platform such as network service artwork merchandise and souvenirs sent to members and cost of multimedia tablets. The increase in cost was mainly due to the Company has adjustment in the prior period.

Gross Margin. We generated gross profit of $(739,654) and $969,271 for the three months ended March 31, 2021 and 2020, with a gross margin of 101.6% and 197.7% respectively.

Operating expenses.  The total operating expenses was $1,028,992 and $(490,604) for the three months ended March 31, 2021 and 2020, representing a increase of $1,519,596 or 309.7%. The increase was mainly due to market expansion.

(Loss) income from Operations. For the three months ended March 31, 2021 and 2020, we had (loss) income from operations of $(1,768,646) and $1,459,875 respectively, representing a decrease in loss of $3,228,521 or 221.2%.

Net (loss) income. For the three months ended March 31, 2021 and 2020, we had net (loss) income of $(1,747,405) and $1,427,119 respectively, representing a decrease of $3,174,524 or 222.4%. The decrease in net loss was mainly due to the decrease in sales revenues.

Results of Operations for the nine months ended March 31, 2021 and 2020

The following table sets forth key components of Company’s results of operations for the nine months ended March 31, 2021 and 2020. The discussion following the table addresses these results.

	For Nine Months Ended March 31,
	2021	2020	Fluctuation	%
Net revenues	$578,845	2,406,047	(1,827,202)	(75.9)%
Cost of revenues	624,119	835,080	(210,961)	(25.3)%
Gross margin	(45,274)	1,570,967	(1,616,241)	(102.9)%
Operating expenses	4,134,199	2,255,795	1,878,404	83.3%
Loss (income) from operations	(4,179,473)	(684,828)	(3,494,645)	510.3%
Interest income	23,412	1,582	21,830	1,379.9%
Interest expense	—	(92)	92	(100.0)%
Other income (expense)	3,359	(35,238)	38,597	109.5%
Provision for income taxes expense	1,798	2,748	(950)	34.6%
Net loss	(4,154,500)	(721,324)	(3,433,176)	476.0%

Revenues. For the nine months ended March 31,2021 and 2020, we had revenue of $578,845 and $2,406,047 respectively, representing a decrease of $1,827,202 or 75.9%, which were derived from service package sales for the members and the sales and leasing income from multimedia tablets. The significant decrease in revenue was due to the decrease in demand for our multimedia tablets for the nine months ended March 31, 2021.

Cost of Revenue. For the nine months ended March 31, 2021 and 2020, we had cost of revenue of $624,119 and $835,080 respectively, representing a decrease of $210,961, or 25.3%. The cost of revenue represents costs of maintaining our platform such as network service artwork merchandise and souvenirs sent to members and cost of multimedia tablets. The decrease in cost was the result of the decrease in revenue.

Gross Margin. We generated gross profit of negative of $45,274 and $1,570,967 for the nine months ended March 31, 2021 and 2020, with a gross margin of negative of 7.8% and 65.3% respectively.

Operating expenses.  The total operating expenses was $4,134,199 and $2,255,795 for the nine months ended March 31, 2021 and 2020, representing an increase of $1,878,404 or 83.3%. The increase was mainly due to market expansion.

Loss from Operations. For the nine months ended March 31, 2021 and 2020, we had loss from operations of $4,179,473 and $684,828 respectively, representing an increase in loss of $3,494,645 or 510.3%.

Net loss. For the nine months ended March 31, 2021 and 2020, we had net loss of $4,179,473 and $721,324 respectively, representing an increase of $3,433,176, or 476.0%. The increase in net loss was mainly due to the decrease in sales revenues.

Liquidity and Capital Resources

Working Capital Deficit. As of March 31, 2021 and June 30, 2020, the Company a working capital deficit of $(9,722,469) and a working capital surplus of $28,690, respectively.

Cash Flows. The following is a summary of the Company’s cash flows from operating, investing and financing activities:

	Nine Months Ended March 31, 2021	Nine Months Ended March 31, 2020
Net cash provided by (used in) operating activities	$3,732,093	$(1,450,932)
Net cash provided by investing activities	12,657	12,291
Net cash provided by financing activities	25,590	8,702
Effect of exchange rate change on cash	415,016	(12,432)
Net change in cash and cash equivalents	$4,185,356	$(1,442,371)

Operating Activities.

Net cash provided by operating activities was approximately $3.7 million for the nine months ended March 31, 2021, as compared to approximately $1.5 million net cash used in operating activities for the nine months ended March 31, 2020. Net cash provided by operating activities was mainly due to the decrease of approximately $5.2 million accounts payable, the increase of approximately $4.4 million of prepayments, and the increase of approximately $18.4 million of customer deposits, and the increase of approximately $1.2 million of inventories.

Investing Activities.

There are no investing activities for the nine months ended March 31, 2021. Net cash provided by investing activities was $12,657 for the nine months ended March 31, 2021. Net cash provided by investing activities mainly reflect disposal of intangible assets of $ 12,657, offset by purchases of intangible assets of $0.

Financing Activities.

Net cash provided by financing activities was $25,590 and $8,702 for the nine months ended March 31, 2021 and 2020, respectively, both of which referred to the proceeds from related parties.

Off-Balance Sheet Arrangements

As of March 31, 2021 and June 30, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

As of March 31, 2021 and June 30, 2020, we did not have any contractual obligations.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the nine months ended March 31, 2021 and 2020, and are included elsewhere in this report.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of March 31, 2021. Based upon that evaluation, the Company’s CEO concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2021, due to the Company’s limited internal resources resulting in lack of ability to have segregation of duties and US GAAP accounting personnel to prepare the financials.

Management is in the process of determining how best to change our current system and implement a more effective system to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act have been recorded, processed, summarized and reported accurately. Our management intends to develop procedures to address the current deficiencies to the extent possible given limitations in financial and manpower resources. While management is working on a plan, no assurance can be made at this point that the implementation of such controls and procedures will be completed in a timely manner or that they will be adequate once implemented.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the nine months ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

CANG BAO TIAN XIA INTERNATIONAL ART TRADE CENTER, INC.

Date: May 20, 2021	By:	/s/ Xingtao Zhou
Xingtao Zhou, Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial and accounting officer)

