Form 10-K
period 2021-06-30
Cang Bao Tian Xia International Art Trade Center, Inc.
filed 2021-10-13
CIK 1006840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended June 30, 2021

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

The aggregate market value of the voting and non-voting common equity held by non-afﬁliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, was $50,448,375.

The number of shares of registrant’s common stock outstanding as of October 13, 2021 was 110,319,245.

FORM 10-K

CANG BAO TIAN XIA INTERNATIONAL ART TRADE CENTER, INC.

June 30, 2021

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

For federal income tax purposes, it is intended that the Share Exchange qualify as a reorganization under the provisions of Section 368(a) of the Internal Revenue Code of 1986, as amended (the “Code”). However, we did not obtain any tax opinion and there can be no assurance that our intent that the Share Exchange qualify as a reorganization under the provisions of Section 368(a) of the Code is correct. Cayman Company is considered the acquirer for accounting and financial reporting purposes. The assets and liabilities of Cayman Company have been brought forward at their book value and no goodwill has been recognized. As a result of the acquisition of all the issued and outstanding shares of Cayman Company, we assumed Cayman Company’s business operations as our own.

The description of the Exchange Agreement and the transactions contemplated by the Exchange Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Exchange Agreement filed as Exhibit 2.1 to our Form 8-K filed with the Securities and Exchange Commission on July 27, 2020, and incorporated herein by reference.

Immediately prior to the closing of the Share Exchange described above pursuant to which Cayman Company became a wholly owned subsidiary of the Company, the Company was a “shell company,” as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As of July 27, 2020, we were no longer a shell. Item 2.01(f) of Form 8-K states that if the registrant was a “shell” company, such as the Company was immediately before the Share Exchange, then the registrant must disclose on a Current Report on Form 8-K the information that would be required if the registrant were filing a general form for registration of securities on Form 10. Accordingly, this Current Report on Form 8-K includes all of the information that would be included in a Form 10.

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

We believe that the advantages of membership creation are reflected in several aspects:

·	First, the new online app and offline access port makes it easier for unfamiliar persons in the market to become members, and the simple and convenient operation process enhances the members' experience and identity multiples.

·	Second, with the credibility of world-class insurance brands behind the Treasure World, the pure collection appraisal trading platform service will become a world-class professional collection comprehensive ecosystem. Through professional guarantees, any member, any collection and any transaction can be carried out in a safe, just and strong environment, increase membership, collections and capital market behavior from hierarchy to another level, to enhance the experience and guarantee protection.

·	Third, members can make financial investments in any collection in the platform built by the brand, avoiding the situation of collection value-added income that can only be achieved by owning a collection independently. Membership broadens the traditional restrictions of the industry, and allow any member to effectively invest in any collection in which the member is interested, and receive the corresponding benefits brought by the increase in the value of the collection in the market;

·	Fourth, transactions of all collections in which all members of the brand platform to which they belong will be conducted under the effective supervision of the platform, which enhances the protection of member transactions, and at the same time, carries out effective regular flow of capital within the platform. The effective flow of collections under the platform can bring non-member consumer groups in the market organically into the platform, and thus become effective registered members of the platform. At the same time, members in the platform display their collections to the platform, thereby forming the mutual promotional effect of "members pulling new collections, collections carrying new members" positively guiding the organic cycle.

·	Fifth, the effective expansion of new members will be guided by the platform's active policy during the operation of the platform, encouraging new members to actively join, thus rapidly growing and changing the platform as currently established. The platform's evaluation of the number of final members is unpredictable, because the openness of the platform will determine that the port to enter the platform is infinite, because the professionalism of the platform will determine that the endorsement of the platform will occupy the mainstream position in the market, and because the circulation of the platform will determine that the amount of resources lost by the platform will be minimal. Therefore, in terms of the acquisition of new members and the reciprocating operation of various links within the platform, we believe that the operation mechanism of Booty World will make it a leading brand in the global consumer market.

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

The industry's first to adopt VR 2.0 technology, "360 ° + 720 °" display collections, global collections online "touch" collection textures, effectively captures the eyes of global collection experts, collection enthusiasts and outsiders, through offline promotion. This unique model for the industry has effectively reduced the industry threshold for the collection industry. At the same time, we use VR 2.0 technology to achieve part of the transparency of the collection information. The most professional technology products of the society at this stage are used in the Treasure World industry. Psychology collects a large number of new treasure enthusiasts and effectively increases market share.

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

Research and Development

In the fiscal year ended June 30, 2021, we spent $0 on research and development of our APP and tablet. Our APP was launched on January 3, 2020, and was purchased from a third party, after research and development had been completed. The third party also provides ongoing technical support and maintenance services.

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

Effective as of the closing of the Share Exchange, the Company’s principal office is located at Unit 609, Shengda Plaza, No. 61, Guoxing Ave. Meilan District, Hainan Province, China 570203. We rent 2,100 square feet of office space at that location from an unaffiliated landlord. Our lease expires on December 31, 2021; annual rent is $40,000. We also rent an office, which is approximately 1,700 square feet, in Shanghai from an unaffiliated landlord; the annual rent is $34,600 and the lease expires on July 15, 2022.

In addition, we rent space in Shanghai and Chengdu as storage spaces to display our artworks. Our storage space in Shanghai, which is located in the historic town of Zhu Jia Jiao, is approximately 4,300 square feet. Because that space is used as a nonprofit museum, we are able to lease the space from the local township at no cost; that lease expires on December 31, 2021. Our VR museum, which is approximately 7,500 square feet, is located in Chengdu, and is leased from an unaffiliated landlord; the lease expires on March 13, 2022, and annual rent is $336,000.

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

Under the penny stock regulations, a broker-dealer selling a penny stock to anyone other than an established customer or accredited investor must make a special suitability determination regarding the purchaser and must receive the purchaser’s written consent to the transaction prior to the sale. Generally, an individual with a net worth in excess of $1,000,000 (not including the principal residence) or annual income exceeding $200,000 individually or $300,000 together with his or her spouse is considered an accredited investor. In addition, under the penny stock regulations the broker-dealer is required to:

·	Deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;
·	Disclose commissions payable to the broker-dealer and our registered representatives and current bid and offer quotations for the securities;
·	Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer’s account, the account’s value and information regarding the limited market in penny stocks; and
·	Make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction, prior to conducting any penny stock transaction in the customer’s account.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company for the fiscal years ended June 30, 2021 and 2020. The discussion and analysis that follows should be read together with our financial statements and the notes to the financial statements included elsewhere in this Annual Report on Form 10-K. Except for historical information, the matters discussed in this section are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company’s control. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report.

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

Going Concern

The accompanying audited consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the Company has incurred a net loss of $8,445,157 for the year ended June 30, 2021. As of June 30, 2021, the Company had an accumulated deficit of $33,499,423, working capital deficit of $17,113,370.

The Company plans to continue its expansion and investments, which will require continued improvements in revenue, net income, and cash flows.

Results of Operations

Results of Operations for the year ended June 30, 2021 and 2020

The following table sets forth key components of Company’s results of operations for the year ended June 30, 2021 and 2020. The discussion following the table addresses these results.

	For the year Ended June 30,
	2021	2020	Fluctuation	%
Net revenues	$1,303,486	7,153,948	(5,850,462)	(81.8)%
Cost of revenues	1,730,812	4,005,174	(2,274,362)	(56.8)%
Gross margin	(427,326)	3,184,774	(3,576,100)	(113.6)%
Operating expenses	7,681,231	5,039,882	2,641,349	52.4%
Loss from operations	(8,108,557)	(1,891,108)	(6,217,449)	328.8%
Interest income	7,699	7,929	(230)	(2.9)%
Interest expense	-	-	-	-
Other income (expense)	(342,487)	(64,139)	(278,348)	434.0%
Provision for income taxes expense	1,812	12,696	(10,884)	85.7%
Net loss	(8,445,157)	(1,960,014)	(6,485,143)	330.9%

Revenues. For the year ended June 30, 2021 and 2020, we had revenue of $1,303,486 and $7,153,948 respectively, representing a decrease of $5,850,462 or 81.8%, which were derived from service package sales for the members and the sales and leasing income from multimedia tablets. The significant decrease in revenue was due to there were decrease in revenue from service package in 2021.

Cost of Revenue. For the year ended June 30, 2021 and 2020, we had cost of revenue of $1,730,812 and $4,005,174 respectively, representing an decrease of $2,274,362 or 56.8%. The cost of revenue represents costs of maintaining our platform such as network service artwork merchandise and gifts sent to members and cost of multimedia tablets. The decrease in cost was in line with the decrease in revenue.

Gross Margin. We generated gross profit of $(427,326) and $ 3,184,774 for the year ended June 30, 2021 and 2020, with a gross margin of (32.8)% and 44.0% respectively.

Operating expenses.  The total operating expenses was $7,681,231 and $5,039,882 for the year ended June 30, 2021 and 2020, representing an increase of $2,641,349 or 52.4%. The increase was mainly due to market expansion.

Loss from Operations. For the year ended June 30, 2021 and 2020, we had loss from operations of $8,108,557 and $1,891,108 respectively, representing an increase in loss of $6,217,449 or 328.8%.

Net loss. For the year ended June 30, 2021 and 2020, we had net loss of $8,445,157 and $1,960,014 respectively, representing a decrease of $6,485,143 or 330.9%. The increase in net loss was mainly due to the decrease in sales revenues.

Liquidity and Capital Resources

Working Capital Deficit. As of June 30, 2021 and 2020, the Company a working capital deficit of $ (17,113,370) and $ (4,739,357), respectively.

Cash Flows. The following is a summary of the Company’s cash flows from operating, investing and financing activities:

	For the year ended June 30, 2021	For the year ended June 30, 2020
Net cash used in operating activities	$(1,595,879)	$(1,567)
Net cash used in (provided by) investing activities	(163,156)	11,654
Net cash provided by financing activities	33,748	78,671
Effect of exchange rate change on cash	215,197	(438,545)
Net decrease in cash and cash equivalents	$(1,510,090)	$(349,787)

Operating Activities.

Net cash used in operating activities was approximately $1.6 million for the year ended June 30, 2021, as compared to approximately $1,567 net cash used in operating activities for the year ended June 30, 2020. Net cash used in operating activities for the year ended June 30, 2021 was mainly due to the decrease of approximately $6.2 million accounts payable, the decrease of approximately $3.6 million of accounts receivables, the increase of approximately $6.6 million of prepayments, and the increase of approximately $16.7 million of customer deposits, and the increase of approximately $1.1 million of other receivable - related party.

Net cash used in operating activities for the year ended June 30, 2020 was mainly due to the increase of approximately $7.8 million accounts payable, the increase of approximately $3.4 million of accounts receivables, the increase of approximately $1.1 million of prepayments, and the decrease of approximately $1.2 million of other payables and accrued liabilities.

Investing Activities.

Net cash used in investing activities was $163,156 for the year ended June 30, 2021. Net cash used in investing activities mainly reflect disposal of intangible assets of $12,812, offset by purchases of equipment of $175,968.

Net cash provided by investing activities was $11,654 for the year ended June 30, 2020. Net cash provided by investing activities mainly reflect disposal of intangible assets of $5,155, offset by purchases of equipment of $16,809.

Financing Activities.

Net cash provided by financing activities was $33,748 and $78,671 for the year ended June 30, 2021 and 2020, respectively, both of which referred to the proceeds from related parties.

Off-Balance Sheet Arrangements

As of June 30, 2021 and 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

As of June 30, 2021 and 2020, we did not have any contractual obligations.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the year ended June 30, 2021 and 2020, and are included elsewhere in this report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Reference is made to Pages F-1 through F-34 comprising a portion of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no disagreements with our accountants related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the 2021 fiscal years.

On April 5, 2021, the Company dismissed JLKZ CPA LLP (“JLKZ”). The report issued by JLKZ dated October 13, 2020 related to its audit of our balance sheet as of June 30, 2020 and the related statement of operations, stockholder’s deficit and cash flows for the year ending June 30, 2020 with an unqualified opinion.

Our decision to dismiss JLKZ is not the result of any disagreement between us and JLKZ on matters of accounting principles or practices, financial statement disclosure or auditing scope or procedures. During our most recent fiscal years through the date of dismissal of JLKZ, there were no disagreements with JLKZ on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of JLKZ, would have caused JLKZ to make a reference to the subject matter of the disagreement in connection with its reports. Pursuant to the rules of the SEC applicable to smaller reporting companies, JLKZ was not required to provide an attestation as to the effectiveness of our internal control over financial reporting.

There were no reportable events (as that term is defined in Item 304(a)(1)(v) of Regulation S-K) during our most recent fiscal years through the date of dismissal of JLKZ. Our Board of Directors discussed the subject matter referred to above with JLKZ. We authorized JLKZ to respond fully and without limitation to all requests of our successor accountant concerning all matters related to the annual and interim periods audited and reviewed by JLKZ, including with respect to the subject matter of any reportable event.

Effective on April 5, 2021 and with the approval of our Board of Directors, we have engaged WWC, P.C. (“WWC”), as our new registered independent public accountant. During the year ended June 30, 2021, the Company did not consult with WWC regarding (i) the application of accounting principles to a specified transaction, (ii) the type of audit opinion that might be rendered on the Company’s financial statements by WWC, in either case where written or oral advice provided by WWC would be an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issues or (iii) any other matter that was the subject of a disagreement between us and our former auditor or was a reportable event (as described in Items 304(a)(1)(iv) or Item 304(a)(1)(v) of Regulation S-K, respectively).

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, Xingtao Zhou, who is our Chairman, Founder, Chief executive officer and Chief financial officer, as of June 30, 2021, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer has concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission's rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting at June 30, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on that assessment under those criteria, management has determined that, as of June 30, 2021, our internal control over financial reporting was not effective.

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

ITEM 11. EXECUTIVE COMPENSATION.

The following table summarizes, for each of 2021 and 2020, the compensation awarded, paid to or earned by our President, CEO, CFO and Chairman of the Board of Directors, Xingtao Zhou.

2020 Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Xingtao Zhou (1)	2021	42,372	—	—	—	—	—	—	42,372
President CEO and CFO	2020	42,372	—	—	—	—	—	—	42,372

———————

(1)	Mr. Zhou has received $84,744 in cash compensation from Hainan Cangbao since inception of Hainan Cangbao on March 1, 2019.

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

During the period July 01, 2018 thru December 13, 2018, David Lazar, paid $17,350 of expenses related to accounting, transfer agent, audit and legal fees on behalf of the company. On December 13, 2018, the Company forgave $31,446 of the loan payable to David Lazar. The gain was recorded in additional paid in capital due to its related party nature. As of June 30, 2021 and 2020, $0 remains outstanding.

During the years ended June 30, 2021 and 2020, Mr. Xingtao Zhou, paid a total of $33,748 and $79,189 respectively, in expenses on behalf of the Company, for transfer agent, legal, audit and accounting fees. As of June 30, 2021 and 2020, The outstanding balances owed to Mr. Zhou are $128,793, and $95,045 respectively. This loan is non-interest bearing and has no specific terms for repayment.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the fees paid or accrued by us for the audit and other services provided by WWC, P.C., (“WWC”) for the periods ended June 30, 2021 and JLKZ CPA LLP for the periods ended June 30, 2020.

	June 30,	June 30,
	2021	2020
Audit Fees	$240,000	$60,000
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$240,000	$60,000

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

In the absence of a formal audit committee, the full Board of Directors pre-approves all audit and non-audit services to be performed by the independent registered public accounting firm in accordance with the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended. The Board of Directors pre-approved 100% of the audit, audit-related and tax services performed by the independent registered public accounting firm for the fiscal years ended June 30, 2021 and 2020. The percentage of hours expended on the principal accountant’s engagement to audit the Company’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was 0%.

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

CANG BAO TIAN XIA INTERNATIONAL ART TRADE CENTER, INC.

Date: October 13, 2021	By:	/s/ Xingtao Zhou
Xingtao Zhou, Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial and accounting officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: The Board of Directors and Stockholders of

Cang Bao Tian Xia International Art Trade Center Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cang Bao Tian Xia International Art Trade Center Inc. and its subsidiaries (the Company) as of June 30, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity, and cash flows for the two-year period ended June 30, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for the two-year period ended June 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had incurred substantial losses during the year, and has a working capital deficit, which raises substantial doubt about its ability to continue as a going concern. Management’s plan in regards to these matters are described in Note 3. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matter communicated below is matter arising from the prior period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of the accounts receivable and the allowance for doubtful accounts

The critical audit matter related to the Company’s accounts receivable. The principal considerations in determining that this was a critical audit matter was that the Company had a substantial amount of accounts receivable, and the allowance for doubtful accounts are subject to estimation, which involves judgment. The ability of the Company to collect the accounts receivable is impacted by multiple factors. The audit engagement team addressed this critical accounting matter by reviewing the Company’s accounting policies, and perform extended procedures including corroborated with enquiry, examination of contracts, and independent analysis of the Company customers historical payment records. The engagement team’s testing provided adequate evidence to support our audit opinion and to mitigate the risk of material misstatement to an acceptable level. The accounts that are affected by this critical audit matter is accounts receivable, and the allowance for doubtful accounts that is charged to general and administration expenses, if any.

/s/ WWC, P.C.

WWC, P.C.

Certified Public Accountants

We have served as the Company’s auditor since 2021 San Mateo, California

October 13, 2021

CANG BAO TIAN XIA INTERNATIONAL ART TRADE CENTER, INC.
AUDITED CONSOLIDATED BALANCE SHEETS (Stated in US Dollars)

	June 30,	June 30,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$1,200,060	$2,710,150
Accounts receivable, net	-	3,364,041
Other receivables, net	38,266	50,152
Related party receivable	1,197,938	28,055
Inventories	109,381	439,811
Advance to suppliers	9,252,512	2,233,063
Prepaid taxes	-	23,986
Total current assets	11,798,157	8,849,258

Non-current assets
Plant and equipment, net	184,703	11,681
Intangible assets, net	239,066	319,767
Right-of-use assets	8,220,399	-
Total non-current assets	8,644,168	331,448
Total Assets	$20,442,325	$9,180,706

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$8,160,433	$13,284,912
Deferred revenues	121,490	180,086
Taxes payable	4,115	3,286
Accrued liabilities and other payables	6,873	1,300
Advance from customers	17,256,693	-
Related party payable	128,793	95,045
Lease payable-current portion	3,233,130	-
Total current liabilities	28,911,527	13,564,629

Lease payable- non-current	4,987,269	-

Total Liabilities	$33,898,796	$13,564,629

Stockholders’ Deficit
Series A Preferred Stock, 10,000,000 shares authorized at $0.001 per share: 9,920,000 shares issued and outstanding as of June 30, 2021 and 2020, respectively	$9,920	$9,920
Common stock, par value $0.001 per share; 500,000,000 shares authorized; 110,319,245 shares issued and outstanding as of June 30, 2021 and 2020, respectively	110,319	110,319
Additional paid-in capital	20,434,840	20,434,840
Accumulated deficit	(33,499,423)	(25,054,266)
Accumulated other comprehensive (loss) income	(512,127)	115,264
Total Stockholders’ Deficit	$(13,456,471)	$(4,383,923)
Total Liabilities and Stockholders’ Deficit	$20,442,325	$9,180,706

See Accompanying Notes to the Financial Statements

CANG BAO TIAN XIA INTERNATIONAL ART TRADE CENTER, INC. AUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Stated in US Dollars)

	For the year ended
	June 30,
	2021	2020
Net revenues	$1,303,486	$7,153,948
Cost of revenues	1,730,812	4,005,174
Gross profit	(427,326)	3,148,774

Operating expenses:
Selling and marketing expenses	4,651,912	2,649,541
General & administration expenses	3,029,319	2,390,341
Total operating expenses	7,681,231	5,039,882

Operating loss	(8,108,557)	(1,891,108)

Other income (expenses):
Interest income	7,699	7,929
Interest expense	-	-
Other income	5,544	6,050
Other expenses	(348,031)	(70,189)
Total other income (expenses)	(334,788)	(56,210)
Loss before income taxes	(8,443,345)	(1,947,318)
Provision for income taxes	1,812	12,696
Net loss	(8,445,157)	(1,960,014)

Other comprehensive income:
Foreign currency translation (loss) gain	(627,391)	115,264
Comprehensive loss	$(9,072,548)	$(1,844,750)

Loss per share per common stock
- Basic and diluted	(0.08)	(0.02)

Basic and diluted weighted average shares outstanding	110,319,245	110,319,245

See Accompanying Notes to the Financial Statements

CANG BAO TIAN XIA INTERNATIONAL ART TRADE CENTER INC.

AUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Stated in US Dollars)

	For the year ended June 30, 2020
					Additional	Accumulated Deficit		Accumulated Other
	Preferred Stock		Common Stock		Paid-in	Statutory		Comprehensive
	Shares	Amount	Shares	Amount	Capital	Reserves	Unrestricted	Income (Loss)	Total
BALANCE, July 1, 2019	9,920,000	$9,920	110,319,245	$110,319	$20,434,840	-	$(23,094,252)	$-	$(2,539,173)
Net loss	-	-	-	-	-	-	(1,960,014)	-	(1,960,014)
Foreign currency translation	-	-	-	-	-	-	-	115,264	115,264
BALANCE, June 30, 2020	9,920,000	$9,920	110,319,245	$110,319	20,434,840	$-	$(25,054,266)	$115,264	$(4,383,923)

	For the year ended June 30, 2021
					Additional	Accumulated Deficit		Accumulated Other
	Preferred Stock		Common Stock		Paid-in	Statutory		Comprehensive
	Shares	Amount	Shares	Amount	Capital	Reserves	Unrestricted	Income (Loss)	Total
BALANCE, July 1, 2020	9,920,000	9,920	110,319,245	110,319	20,434,840	-	(25,054,266)	115,264	(4,383923)
Net loss	-	-	-	-	-	-	(8,445,157)	-	(8,445,157)
Foreign currency translation	-	-	-	-	-	-	-	(627,391)	(627,391)
BALANCE, June 30, 2021	9,920,000	$9,920	110,319,245	$110,319	$20,434,840	$-	$(33,499,423)	$(512,127)	$(13,456,471)

See Accompanying Notes to the Financial Statements

CANG BAO TIAN XIA INTERNATIONAL ART TRADE CENTER, INC.
AUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (Stated in US Dollars)

	For the year ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,445,157)	$(1,960,014)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of plant and equipment	8,405	2,472
Amortization of intangible assets	95,739	47,576
Accounts receivables	3,593,579	(3,364,041)
Other receivables	16,273	(50,152)
Related party receivable	(1,137,746)	(22,180)
Inventories	363,199	(129,261)
Prepayments	(6,608,026)	(1,107,794)
Accounts payable	(6,241,761)	7,790,515
Other payables and accrued liabilities	11,740	(1,211,974)
Customer deposits	16,747,375	-
Taxes payable	501	3,286
Net cash used in operating activities	(1,595,879)	(1,567)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of intangible assets	12,812	16,809
Purchase of equipment	(175,968)	(5,155)
Net cash (used in) provided by investing activities	(163,156)	11,654

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related parties	33,748	78,671
Net cash provided by financing activities	33,748	78,671

EFFECT OF EXCHANGE RATE ON CASH	215,197	(438,545)

NET DECREASE IN CASH	(1,510,090)	(349,787)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,710,150	3,059,937
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,200,060	$2,710,150

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$1,812	$12,696
Cash paid for interest	$-	$-

See Accompanying Notes to the Financial Statements

CANG BAO TIAN XIA INTERNATIONAL ART TRADE CENTER, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2021 AND 2020

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying audited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). This basis of accounting differs in certain material respects from that used for the preparation of the books of Hainan Cangbao and Shanghai Cangbao, which are prepared in accordance with the accounting principles and the relevant financial regulations applicable to enterprises with limited liabilities established in the PRC (“PRC GAAP”), the accounting standards used in the places of their domicile. The accompanying audited consolidated financial statements reflect necessary adjustments not recorded in the books of Hainan Cangbao and Shanghai Cangbao to present them in conformity with U.S. GAAP.

Principals of Consolidation

The audited consolidated financial statements include the accounts of the Company, its wholly and majority owned subsidiaries, and consolidated VIE and its subsidiaries for which the Company is the primary beneficiary.

All transactions and balances among the Company, its subsidiaries and consolidated VIE have been eliminated upon consolidation.

The accompanying audited consolidated financial statements of Cang Bao Tian Xia International Art Trade Center, Inc. reflect the activities of the following entities:

Name	Background	Ownership
Cang Bao Tian Xia International Art Trade Center, Inc.(“Cang Bao”)	· A holding company · A Nevada company

Zhi Yuan Limited (“Zhi Yuan”)	· A Cayman Island company · Incorporated on April 15, 2019	100% owned by Cang Bao

Cang Yun (Hong Kong) Limited (“Cang Yun HK”)	· A Hong Kong company · Incorporated on May 22, 2019 · A holding company	100% owned by Zhi Yuan

Shanghai Cangyun Management Consulting Co., Ltd. (“Shanghai Cangyun”)	· A PRC company and deemed a wholly foreign owned enterprise · Incorporated on July 30, 2019 · Subscribed capital of $10,000 · A holding company	100% owned by Cang Yun HK

Hainan Cangbao Tianxia Cultural Relic Co., Ltd. (“Hainan Cangbao”)	· A PRC limited liability company · Incorporated on May 30, 2018 · Subscribed capital of $1,454,491 (RMB 10,000,000) · Operate online and offline cultural exchange service platform	VIE of Shanghai Cangyun WFOE

Cangbao Tianxia (Shanghai) Cultural Relic Co., Ltd. (“Shanghai Cangbao”)	· A PRC limited liability company · Incorporated on May 30, 2018 · Subscribed capital of $4,799,821 (RMB 33,000,000) · Operate online and offline cultural exchange service platform	VIE of Shanghai Cangyun WFO

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

The carrying amount of the VIE’s assets and liabilities are as follows:

	June 30,	June 30,
	2021	2020
Current assets	$11,850,943	$9,188,265
Plants and equipment, intangible assets	423,769	331,448
Other noncurrent assets	8,220,399	-
Total assets	20,495,111	9,519,713

Current liabilities	28,819,519	13,792,591
Non-current liabilities	4,987,269	-
Total liabilities	33,806,788	13,792,591
Net assets	$(13,311,677)	$(4,272,878)

	June 30,	June 30,
	2021	2020

Accounts payable	$8,076,065	$13,212,544
Other payables and accrued liabilities	249,516	576,761
Tax payables	4,115	3,286
Customer advances	17,256,693	-
Lease liabilities	3,233,130	-
Total current liabilities	28,819,519	13,792,591
Lease liabilities - noncurrent	4,987,269	-
Total liabilities	$33,806,788	$13,792,591

The summarized operating results of the VIE’s are as follows:

For the year ended June 30, 2021
Operating revenues	$1,645,126
Gross profit	(1,430,284)
Loss from operations	(8,409,597)
Net loss	$(8,411,409)

Foreign Currency Translation

The accompanying audited consolidated financial statements are presented in United States dollar (“$”), which is the reporting currency of the Company. The functional currency of Cang Bao, Cayman Company and Hongkong Company is United States dollar. The functional currency of the Company’s subsidiaries and VIEs located in the PRC is Renminbi (“RMB”). For the entities whose functional currencies are RMB, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. The resulting translation adjustments are included in determining other comprehensive income. Transaction gains and losses are reflected in the consolidated statements of income.

	2021	2020
Year-end RMB: US$ exchange rate	6.4601	7.0795
Annual average RMB: US$ exchange rate	6.6273	7.0198
Year-end HKD:US$ exchange rate	7.7638	7.7504
Annual average HKD:US$ exchange rate	7.7558	7.7937

The RMB is not freely convertible into foreign currencies and all foreign exchange transactions must be conducted through authorized financial institutions.

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

Inventories

Inventories, mainly consisting of stock items prepared as gifts for the member customers and multi-functional demonstration machine, are stated at the lower of cost or net realizable value utilizing the weighted average method. Cost includes all costs of purchase, cost of conversion and other costs incurred to bring the inventories to their present location and condition. Net realizable value is the estimated selling price in the ordinary course of business less the estimated costs of completion of the service and the estimated costs necessary to delivering the service.

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

Plant and Equipment

Plant and equipment consist of computer, office furniture and equipment, and leasehold improvement. All plant and equipment are stated at historical cost net of accumulated depreciation. Repairs and maintenance are expensed as incurred. Plant and equipment are depreciated on a straight-line basis over the following periods:

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

Membership service income

The Company recognizes membership fee revenue as the performance obligations are satisfied over time, usually, recognized on an average over the life of membership. The general contract terms of membership service include timeframe of the service, pricing and payment terms, rights and obligations of parties, performance test criteria, and liability for breach of contract. Payments received in advance from customers are recorded as “advance from customers” in the audited consolidated balance sheets. Advance from customers is recognized as revenue over the passage of time. Such advance payment received are non-refundable.

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

Sales of multi-functional demonstration machine and tablets

The Company recognizes revenue when the transaction price is allocated to the performance obligations identified in the contracts or agreements with customer upon the delivery of multi-functional demonstration machine has completed.

The Company did not recognize any trading commission income for the year ended June 30, 2021 and 2020.

Advertising Expenses

Advertising costs, mainly including promotion expense for the APP launching, are expensed as incurred and the total amounts charged to “selling and marketing expenses” in the audited consolidated statements of income and comprehensive loss were $2,845,139 and $499,954 for the year ended June 30, 2021 and 2020, respectively.

Shipping and handling

All outbound shipping and handling costs are expensed as incurred.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” The guidance supersedes existing guidance on accounting for leases with the main difference being that operating leases are to be recorded in the statement of financial position as right-of-use assets and lease liabilities, initially measured at the present value of the lease payments. For operating leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election not to recognize lease assets and liabilities. For public business entities, the guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the guidance is permitted. In transition, entities are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company adopted ASU 2016-02 on July 1, 2019 and recognize operating lease liabilities with corresponding right of use (“ROU”) assets of the same amount based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases with a term longer than 12 months.

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material impact on its the consolidated financial position, statements of operations and cash flows.

NOTE 3 – GOING CONCERN

The accompanying audited consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the Company has incurred a net loss of $8,445,157 for the year ended June 30, 2021. As of June 30, 2021, the Company had an accumulated deficit of $33,499,423, working capital deficit of $17,113,370.

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

NOTE 4 – ACCOUNT RECEIVABLES

	June 30,	June 30,
	2021	2020

Account receivables	$-	$3,364,041
Less: allowance for doubtful accounts	-	-
Total, net	$-	$3,364,041

NOTE 5 – INVENTORY

Inventory consisted of the following:

	June 30,	June 30,
	2021	2020

Finished goods	$109,381	$439,811
Less: allowance for obsolete inventory	-	-
Total, net	$109,381	$439,811

Inventory consists of gifts for members and multi-functional demonstration machine. Obsolete inventory amounted to $Nil and $Nil for the year ended June 30, 2021 and 2020.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	June 30	June 30,
	2021	2020

Membership management system	$466,322	$437,516
Accounting system	1,712	1,562
	468,034	439,078
Less: Accumulated amortization	(228,968)	(119,311)
Total, net	$239,066	$319,767

Amortization expense amounted to $95,739 and $47,576 for the year ended June 30, 2021 and 2020, respectively.

The membership management system was acquired from Guangdong Cangbaotianxia Art Co., Ltd, a related party of the Company on March 31, 2019.

NOTE 7 – PLANT & EQUIPMENT

Plant and equipment, net, is consisted of the following:

	June 30, 2021	June 30, 2020

Furniture and fixtures	$18,257	$16,659
Automobile	180,523
	198,780	16,659
Less: Accumulate depreciation	(14,077)	(4,978)
Total, net	$184,703	$11,681

Depreciation expenses was $8,405 and $2,472 for the year ended June 30, 2021 and 2020, respectively.

NOTE 8 - ADVANCE TO SUPPLIERS

Advance to suppliers consisted of the following:

	June 30,	June 30,
	2021	2020

Multimedia tablets	$5,228,488	$-
Marketing services	3,652,262	1,384,437
Gifts for members	139,549	380,307
Others	232,213	468,319
Total, net	$9,252,512	$2,233,063

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

NOTE 9 – ADVANCE FROM CUSTOMERS

Advance from customers consisted of the following:

	June 30, 2021	June 30, 2020

Multimedia demonstration machines	$-	$-
Multimedia tablets	17,256,693	-
Total, net	$17,256,693	$-

The Company collects payments in advance for multimedia tablets. Such advances are partially refundable prior to delivery of goods and defective goods can be exchanged for replacement. Such advances may be recognized as revenues when the goods are delivered to and accepted by customers.

NOTE 10 – REVENUE AND COST OF REVENUE

	June 30,	June 30,
	2021	2020
Revenue
Membership service income	$455,957	$6,470,168
Multimedia tablets	847,529	683,780
	1,303,486	7,153,948

Cost of revenue
Membership service income	214,842	3,633,369
Multimedia tablets	1,515,970	371,805
	1,730,812	4,005,174

Gross profit	$(427,326)	$3,148,774

NOTE 11 – LEASE

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

Operating lease expenses were $1,499,902 and $Nil for the year ended June 30, 2021 and 2020, respectively.

The future minimum lease payment schedule as follows:

As of June 30,
2022	$3,233,130
2023	3,233,130
2024	1,643,681
2025	110,458
Thereafter	-
Total	$8,220,399

NOTE 12 – RELATED PARTY TRANSACTIONS

The related parties consisted of the following:

Name of related party	Nature of relationship
Mr. Xingtao Zhou	Majority shareholder of the Company
Guangdong Cangbaotianxia Art Co., Ltd	A Company with significant influence
Xi 'an Cangbaotianxia Art Co., Ltd	A Company with significant influence

Related party sale and Account receivable - related parties

During the year ended June 30, 2021, the Company made sales of $92,878 to Guangdong Cangbaotianxia Art Co., Ltd. As of June 30, 2021 and 2020, the outstanding balance of accounts receivable - related parties was $92,878 and $0, respectively.

During the year ended June 30, 2021, the Company made sales of $21,486 to Xi 'an Cangbaotianxia Art Co., Ltd. As of June 30, 2021 and 2020, the outstanding balance of accounts receivable - related parties was $21,486 and $0, respectively.

Due to related parties

During the year ended June 30, 2021, the Company received $33,748 in advance from Mr. Xingtao Zhou. As of June 30, 2021 and 2020, the outstanding balance payable to Mr. Xingtao Zhou was $128,793 and $95,045 respectively.

Due from related parties

During the year ended June 30, 2021, the Company paid $1,083,575 to Mr. Xingtao Zhou. As of June 30, 2021 and 2020, the balance receivable from Mr. Xingtao Zhou was $1,083,575 and $28,055 respectively.

The amount is due on demand and non-interest bearing without any formal agreement.

NOTE 13 – EQUITY

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

As of June 30, 2021, 9,920,000 preferred shares remain outstanding, which are owned by Xingtao Zhou, CEO.

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

As of June 30, 2021, 110,319,245 common shares are issued and outstanding with a par value of 0.001.

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

NOTE 14 – INCOME TAXES

United States of America

Cang Bao Tian Xia International Art Trade Center Inc is incorporated in the State of Nevada and is subject to Nevada and US Federal tax laws. Cang Bao has not recognized an income tax benefit for its operating losses based on uncertainties concerning its ability to generate taxable in future period.

The components of deferred tax assets and liabilities as follows:

	June 30, 2021	June 30, 2020
Deferred tax asset
Net operating losses carry forwards	$33,748	$84,539
Valuation allowance	(33,748)	(84,539)
Deferred tax asset, net	$-	$-

Cayman Islands

Under the current laws of Cayman Islands, Zhi Yuan Limited is not subject to tax on income or capital gain. In addition, payments of dividends by the Company to their shareholders are not subject to withholding tax in the Cayman Islands.

Hong Kong

Cang Yun (Hong Kong) Limited was incorporated under the Hong Kong tax laws, and the statutory income tax rate was 16.5%. Cang Yun (Hong Kong) Limited has no operating profit or tax liabilities as of June 30, 2021 and 2020.

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

The components of deferred tax assets and liabilities as follows:

	June 30, 2021	June 30, 2020
Net operating losses carry forwards	$8,411,409	$1,875,475
Valuation allowance	(8,411,409)	(1,875,475)
Deferred tax asset, net	$-	$-

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

ASC 740 requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The management evaluated the Company’s tax positions and concluded that no provision for uncertainty in income taxes was necessary as of June 30, 2021 and 2020.

NOTE 15 – CONCENTRATIONS, RISKS AND UNCERTAINTIES

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

The concentration on purchases from suppliers’ as follows:

	For the year ended		For the year ended
	June 30, 2021		June 30, 2020
	Amount	%	Amount	%
Supplier A	$3,710,000	67.1%	$-	-
Supplier B	965,055	17.4%	-	-
Supplier C	756,017	13.7%	-	-
Supplier D	-	-	4,597,300	30.4%
Supplier E	-	-	4,597,300	30.4%
Supplier F	-	-	3,765,043	24.9%
	$5,431,072	98.2%	$12,959,643	85.6%

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

NOTE 16 – SUBSEQUENT EVENTS

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

The Company evaluates subsequent events that have occurred after the balance sheet date but before the financial statements are issued. Based on this evaluation, the Company concluded that subsequent to June 30, 2021 but prior to the date the financial statements were available to be issued, and has determined that it does not have any material events to disclose.

