Form 10-Q
period 2021-09-30
Cang Bao Tian Xia International Art Trade Center, Inc.
filed 2021-11-15
CIK 1006840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The number of shares of registrant’s common stock outstanding as of November 15, 2021 was 110,319,245.

FORM 10-Q

CANG BAO TIAN XIA INTERNATIONAL ART TRADE CENTER, INC.

September 30, 2021

i

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

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K which was filed with the SEC on October 13, 2021 (the “Form 10-K”), in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and information contained in other reports that we file with the SEC. You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

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

ii

PART I. - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CANG BAO TIAN XIA INTERNATIONAL ART TRADE CENTER, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

AT SEPTEMBER 30, 2021 AND JUNE 30, 2021

(Stated in US Dollars)

	September 30,	June 30,
	2021	2021
Assets
Current assets
Cash and cash equivalents	$1,051,008	$1,200,060
Accounts receivable, net	—	—
Other receivables, net	29,678	38,266
Related party receivable	453,141	1,197,938
Inventories	208,038	109,381
Advance to suppliers	9,599,700	9,252,512
Prepaid taxes	57,857	—
Total current assets	11,399,422	11,798,157

Non-current assets
Plant and equipment, net	173,832	184,703
Intangible assets, net	213,676	239,066
Right-of-use assets	7,383,201	8,220,399
Total non-current assets	7,770,709	8,644,168
Total Assets	$19,170,131	$20,442,325

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$8,120,273	$8,160,433
Deferred revenues	187,190	121,490
Taxes payable	189	4,115
Accrued liabilities and other payables	4,797	6,873
Advance from customers	21,476,390	17,256,693
Related party payable	147,103	128,793
Lease payable-current portion	3,220,517	3,233,130
Total current liabilities	33,156,459	28,911,527

Lease payable- non-current	4,162,684	4,987,269

Total Liabilities	$37,319,143	$33,898,796

Stockholders’ Deficit
Series A Preferred Stock, 10,000,000 shares authorized at $0.001 per share: 9,920,000 shares issued and outstanding as of September 30, 2021 and June 30, 2021, respectively	$9,920	$9,920
Common stock, par value $0.001 per share; 500,000,000 shares authorized; 110,319,245 shares issued and outstanding as of September 30, 2021 and June 30, 2021, respectively	110,319	110,319
Additional paid-in capital	20,434,840	20,434,840
Accumulated deficit	(38,254,630)	(33,499,423)
Accumulated other comprehensive loss	(449,461)	(512,127)
Total Stockholders’ Deficit	$(18,149,012)	$(13,456,471)
Total Liabilities and Stockholders’ Deficit	$19,170,131	$20,442,325

See Accompanying Notes to the Financial Statements

CANG BAO TIAN XIA INTERNATIONAL ART TRADE CENTER, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Stated in US Dollars)

	For the three months ended
	September 30,
	2021	2020

Net revenues	$5,117	$70,570
Cost of revenues	835,857	40,746
Gross profit	(830,740)	29,824

Operating expenses:
Selling and marketing expenses	3,331,369	918,576
General & administration expenses	574,385	476,347
Total operating expenses	3,905,754	1,394,923

Operating loss	(4,736,494)	(1,365,099)

Other income (expenses):
Interest income	1,371	1,244
Interest expense	—	(11)
Other income	—	—
Other expenses	(19,977)	(110,951)
Total other expenses	(18,606)	(109,718)
Loss before income taxes	(4,755,100)	(1,474,817)
Provision for income taxes	107	—
Net loss	(4,755,207)	(1,474,817)

Other comprehensive income:
Foreign currency translation gain (loss)	62,666	(192,816)
Comprehensive loss	$(4,692,541)	$(1,667,633)

Loss per share - Basic and diluted	(0.04)	(0.01)

Basic and diluted weighted average shares outstanding	110,319,245	110,319,245

See Accompanying Notes to the Financial Statements

CANG BAO TIAN XIA INTERNATIONAL ART TRADE CENTER, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ DEFICIENCY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

	For the Three Months Ended September 30, 2020
					Additional	Accumulated Deficit		Accumulated Other
	Preferred Stock		Common Stock		Paid-in	Statutory		Comprehensive
	Shares	Amount	Shares	Amount	Capital	Reserves	Unrestricted	Loss	Total
BALANCE, July 1, 2020	9,920,000	$9,920	110,319,245	$110,319	$20,434,840	—	$(25,054,266)	$115,264	$(4,383,923)
Net loss	—	—	—	—	—	—	(1,474,817)	—	(1,474,817)
Foreign currency translation	—	—	—	—	—	—	—	(192,816)	(192,816)
BALANCE, September 30, 2020 (Unaudited)	9,920,000	$9,920	110,319,245	$110,319	20,434,840	$—	$(26,529,083)	$(77,552)	$(6,051,556)

	For the Three Months Ended September 30, 2021
					Additional	Accumulated Deficit		Accumulated Other
	Preferred Stock		Common Stock		Paid-in	Statutory		Comprehensive
	Shares	Amount	Shares	Amount	Capital	Reserves	Unrestricted	Loss	Total
BALANCE, July 1, 2021	9,920,000	9,920	110,319,245	110,319	20,434,840	—	(33,499,423)	(512,127)	(13,456,471)
Net loss	—	—	—	—	—	—	(4,755,207)	—	(4,755,207)
Foreign currency translation	—	—	—	—	—	—	—	62,666	62,666
BALANCE, September 30, 2021 (Unaudited)	9,920,000	$9,920	110,319,245	$110,319	$20,434,840	$—	$(38,254,630)	$(449,461)	$(18,149,012)

See Accompanying Notes to the Financial Statements

CANG BAO TIAN XIA INTERNATIONAL ART TRADE CENTER, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(STATED IN US DOLLARS)

	For the Three Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,755,207)	$(1,474,817)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of plant and equipment	10,173	1,597
Amortization of intangible assets	24,514	28,012
Accounts receivables		3,364,041
Other receivables	8,458	6,443
Related party receivable	741,805	(15,937)
Inventories	(99,309)	110,464
Prepayments	(442,142)	(1,449,065)
Accounts payable	652	(5,704,960)
Other payables and accrued liabilities	(11,113)	186,996
Customer deposits	4,363,080	3,159,069
Taxes payable	(3,919)	2,986
Net cash used in operating activities	(163,008)	(1,785,171)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in cash from disposal of discontinued operations
Sales of intangible assets	—	(17,370)
Purchase of equipment	—	(660)
Net cash used in investing activities	—	(18,030)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related parties	18,310	8,005
Net cash provided by financing activities	18,310	8,005

EFFECT OF EXCHANGE RATE ON CASH	(4,354)	(192,816)

NET DECREASE IN CASH	(149,052)	(1,988,012)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,200,060	2,710,150
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,051,008	$722,138

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$107	$—
Cash paid for interest	$—	$11

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

The accompanying unaudited condensed consolidated financial statements of Cang Bao Tian Xia International Art Trade Center, Inc. reflect the activities of the following entities:

Name	Background	Ownership
Cang Bao Tian Xia International Art Trade Center, Inc.(“Cang Bao”)	• A holding company • A Nevada company

Zhi Yuan Limited (“ZhiYuan”)	• A Cayman Island company • Incorporated on April 15, 2019	100% owned by Cang Bao

Cang Yun (Hong Kong) Limited (“Cang Yun HK”)	• A Hong Kong company • Incorporated on May 22, 2019 • A holding company	100% owned by Zhi Yuan

Shanghai Cangyun Management Consulting Co., Ltd. (“Shanghai Cangyun”)	• A PRC company and deemed a wholly foreign owned enterprise • Incorporated on July 30, 2019 • Subscribed capital of $10,000 • A holding company	100% owned by Cang Yun HK

Hainan Cangbao Tianxia Cultural Relic Co., Ltd. (“Hainan Cangbao”)	• A PRC limited liability company • Incorporated on May 30, 2018 • Subscribed capital of $1,454,491 (RMB 10,000,000) • Operate online and offline cultural exchange service platform	VIE of Shanghai Cangyun WFOE

Cangbao Tianxia (Shanghai) Cultural Relic Co., Ltd. (“Shanghai Cangbao”)	• A PRC limited liability company • Incorporated on May 30, 2018 • Subscribed capital of $4,799,821 (RMB 33,000,000) • Operate online and offline cultural exchange service platform	VIE of Shanghai Cangyun WFO

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

The carrying amount of the VIE’s assets and liabilities are as follows:

	September 30,	June 30,
	2021	2021
Current assets	$11,493,634	$11,850,943
Property, plants and equipment, Intangible Assets	387,508	423,769
Other noncurrent assets	7,383,201	8,220,399
Total assets	19,264,343	20,495,111

Current liabilities	33,087,568	28,819,519
Non-current liabilities	4,162,684	4,987,269
Total liabilities	37,250,252	33,806,788
Net assets	$(17,985,909)	$(13,311,677)

CANG BAO TIAN XIA INTERNATIONAL ART TRADE CENTER, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

	September 30,	June 30,
	2021	2021
Short-term loan
Accounts payable	$8,045,211	$8,076,065
Other payables and accrued liabilities	345,261	249,516
Tax payables	189	4,115
Customer Advances	21,476,390	17,256,693
Lease liabilities	3,220,517	3,233,130
Total current liabilities	33,087,568	28,819,519
Lease liabilities - noncurrent	4,162,684	4,987,269
Total liabilities	$37,250,252	$33,806,788

The summarized operating results of the VIE’s are as follows:

For the three months ended September 30, 2021
Operating revenues	$5,117
Gross profit	23,782
Loss from operations	(4,736,790)
Net loss	$(4,736,897)

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

	9/30/2021	6/30/2021	9/30/2020
Period/year end RMB: US$ exchange rate	6.4854	6.4601	6.8101
Period/annual average RMB: US$ exchange rate	6.4707	6.6273	6.9205
Period/year end HKD: US$ exchange rate	7.7850	7.7638	7.7500
Period/annual average HKD: US$ exchange rate	7.7778	7.7558	7.7505

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

The Company did not recognize any trading commission income or demonstration machine sales revenue for the three months ended September 30, 2021 and 2020.

Shipping and handling

All outbound shipping and handling costs are expensed as incurred.

Advertising Expenses

Advertising costs, mainly including promotion expense for the APP launching, are expensed as incurred and the total amounts charged to “selling and marketing expenses” in the unaudited condensed consolidated statements of income and comprehensive income were $625,986 and $602,652 for the three months ended September 30, 2021 and 2020, respectively.

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

NOTE 3 – GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the Company has incurred a net loss of $4,755,207 for the three months ended September 30, 2021. As of September 30, 2021, the Company had an accumulated deficit of $38,254,630, working capital deficit of $21,757,037.

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

NOTE 4 – INVENTORY

Inventory consisted of the following:

	September 30,	June 30,
	2021	2021

Finished goods	$208,038	$109,381
Less: allowance for obsolete inventory	—	—
Total, net	$208,038	$109,381

Inventory consists of artwork merchandises and souvenir and multi-functional demonstration machine. Obsolete inventory amounted to $Nil and $Nil for the three months ended September 30, 2021 and 2020.

CANG BAO TIAN XIA INTERNATIONAL ART TRADE CENTER, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	September 30	June 30,
	2021	2021

Membership management system	$464,504	$466,322
Accounting system	1,705	1,712
	466,209	468,034
Less: Accumulated amortization	(252,533)	(228,968)
Total, net	$213,676	$239,066

Amortization expense amounted to $24,514 and $28,012 for the three months ended September 30, 2021 and 2020, respectively.

NOTE 6 – PLANT & EQUIPMENT

Plant and equipment, net, is consisted of the following:

	September 30, 2021	June 30, 2021

Furniture and fixtures	$18,186	$18,257
Automobile	179,819	180,523
	198,005	198,780
Less: Accumulate depreciation	(24,173)	(14,077)
Total, net	$173,832	$184,703

Depreciation expenses was $10,173 and $1,597 for the three months ended September 30, 2021 and 2020, respectively.

NOTE 7 - ADVANCE TO SUPPLIERS

Advance to suppliers consisted of the following:

	September 30,	June 30,
	2021	2021

Multimedia tablets	$5,322,293	$5,228,488
Marketing services	3,870,493	3,652,262
Gifts for members	60,679	139,549
Other services	346,235	232,213
Total, net	$9,599,700	$9,252,512

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

NOTE 8 – ADVANCE FROM CUSTOMERS

Advance from customers consisted of the following:

	September 30, 2021	June 30, 2021

Multimedia demonstration machines	$—	$—
Multimedia tablets	21,476,390	17,256,693
Total, net	$21,476,390	$17,256,693

The Company collects payments in advance for multimedia tablets. Such advances are partially refundable prior to delivery of goods and defective goods can be exchanged for replacement. Such advances may be recognized as revenues when the goods are delivered to and accepted by customers.

NOTE 9 – REVENUE AND COST OF REVENUE

	September 30,	September 30,
	2021	2020
Revenue
Membership service income	$5,117	$69,923
Multimedia tablets	—	647
	5,117	70,570
Cost of revenue
Membership service income	28,899	40,177
Multimedia tablets	806,958	569
	835,857	40,746
Gross profit	$(830,740)	$29,824

NOTE 10 – LEASE

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

Operating lease expenses were $806,958 and $8,777 for the three months ended September 30, 2021 and 2020, respectively.

The undiscounted future minimum lease payment schedule as follows:

As of September 30,
2022	$2,415,388
2023	3,220,517
2024	1,637,269
2025	110,027
Thereafter	—
Total	$7,383,201

CANG BAO TIAN XIA INTERNATIONAL ART TRADE CENTER, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

NOTE 11 – RELATED PARTY TRANSACTIONS

The related parties consisted of the following:

Name of related party	Nature of relationship
Mr. Xingtao Zhou	Majority shareholder of the Company
Guangdong Cangbaotianxia Art Co., Ltd	A Company with significant influence
Xi 'an Cangbaotianxia Art Co., Ltd	A Company with significant influence

Related party sale and Account receivable - related parties

During the three months ended September 30, 2021, the Company made sales of $30,838 to Guangdong Cangbaotianxia Art Co., Ltd. As of September 30, 2021 and June 30, 2020, the outstanding balance of accounts receivable - related parties was $123,354 and $92,878, respectively.

During the three months ended September 30, 2021, the Company made sales of $0 to Xi 'an Cangbaotianxia Art Co., Ltd. As of September 30, 2021 and June 30, 2021, the outstanding balance of accounts receivable - related parties was $21,402 and $21,486, respectively.

Due to related parties

During the three months ended September 30, 2020, the Company received $18,310 in advance from Mr. Xingtao Zhou. As of September 30, 2021 and June 30, 2021, the outstanding balance payable to Mr. Xingtao Zhou was $147,103 and $128,793 respectively.

Due from related parties

During the three months ended September 30, 2021, the Company paid $308,385 to Mr. Xingtao Zhou. As of September 30, 2021 and June 30, 2021, the balance receivable from Mr. Xingtao Zhou was $308,385 and $1,083,575 respectively.

The amount is due on demand and non-interest bearing without any formal agreement.

NOTE 12 – EQUITY

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

As of September 30, 2021, 9,920,000 preferred shares remain outstanding, which are owned by Xingtao Zhou, CEO.

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

As of September 30, 2021, 110,319,245 common shares are issued and outstanding with a par value of 0.001.

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

NOTE 13 – INCOME TAX

United States of America

Cang Bao Tian Xia International Art Trade Center Inc is incorporated in the State of Nevada and is subject to Nevada and US Federal tax laws. Cang Bao has not recognized an income tax benefit for its operating losses based on uncertainties concerning its ability to generate taxable in future period.

The components of deferred tax assets and liabilities as follows:

	September 30, 2021	June 30, 2021
Deferred tax asset
Net operating losses carry forwards	$18,310	$33,748
Valuation allowance	(18,310)	(33,748)
Deferred tax asset, net	$—	$—

Cayman Islands

Under the current laws of Cayman Islands, Zhi Yuan Limited is not subject to tax on income or capital gain. In addition, payments of dividends by the Company to their shareholders are not subject to withholding tax in the Cayman Islands.

Hong Kong

Cang Yun (Hong Kong) Limited was incorporated under the Hong Kong tax laws, and the statutory income tax rate was 16.5%. Cang Yun (Hong Kong) Limited has no operating profit or tax liabilities for the three months ended September 30, 2021 and 2020.

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

CANG BAO TIAN XIA INTERNATIONAL ART TRADE CENTER, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

The components of deferred tax assets and liabilities as follows:

	September 30, 2021	June 30, 2021
Net operating losses carry forwards	$4,736,897	$8,411,409
Valuation allowance	(4,736,897)	(8,411,409)
Deferred tax asset, net	$—	$—

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

ASC 740 requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The management evaluated the Company’s tax positions and concluded that no provision for uncertainty in income taxes was necessary as of September 30, 2021 and June 30, 2021.

NOTE 14 – CONCENTRATIONS, RISKS AND UNCERTAINTIES

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

The concentration on purchases from suppliers’ as follows:

	Three Months Ended		Three Months Ended
	September 30, 2021		September 30, 2020
	Amount	%	Amount	%
Supplier A	$4,006,812	98.1%	$—	—
Supplier B	—	—	536,087	91.1%

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

NOTE 15 - SUBSEQUENT EVENTS

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

The Company evaluates subsequent events that have occurred after the balance sheet date but before the financial statements are issued. Based on this evaluation, the Company concluded that subsequent to September 30, 2021 but prior to the date the financial statements were available to be issued, and has determined that it does not have any material events to disclose.

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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the Company has incurred a net loss of $4,755,207 for the three months ended September 30, 2021. As of September 30, 2021, the Company had an accumulated deficit of $38,254,630, working capital deficit of $21,757,037.

The Company plans to continue its expansion and investments, which will require continued improvements in revenue and net income.

Results of Operations

Results of Operations for the three months ended September 30, 2021 and 2020

The following table sets forth key components of Company’s results of operations for the three months ended September 30, 2021 and 2020. The discussion following the table addresses these results.

	For Three Months Ended September 30,
	2021	2020	Fluctuation	%
Net revenues	$5,117	$70,570	(65,453)	(92.7)%
Cost of revenues	835,857	40,746	795,111	1,951.4%
Gross margin	(830,740)	29,824	(860,564)	(2,885.5)%
Operating expenses	3,905,754	1,394,923	2,510,831	180.0%
Loss from operations	(4,736,494)	(1,365,099)	(3,371,395)	247.0%
Interest income	1,371	1,244	127	10.2%
Interest expense	—	(11)	11	(100)%
Other expense	(19,977)	(110,951)	90,974	(82.0)%
Provision for income taxes expense	107	—	107	N/A
Net loss	(4,755,207)	(1,474,817)	(3,280,390)	222.4%

Revenues. For the three months ended September 30,2021 and 2020, we had revenue of $5,117 and $70,570 respectively, representing a decrease of $65,453 or 92.7%, which were derived from service package sales for the members and the sales and leasing income from multimedia tablets. The significant decrease in revenue was due to there were decrease in revenue from service package.

Cost of Revenue. For the three months ended September 30, 2021 and 2020, we had cost of revenue of $835,857 and $40,746 respectively, representing an increase of $795,111 or 1,951.4%. The cost of revenue represents costs of maintaining our platform such as network service artwork merchandise and souvenirs sent to members and cost of multimedia tablets. The increase in cost was mainly due to increase in platform maintenance expenses, such as service charges for cloud computing, items prepared as gifts for the member, and related expenses as well as the leasing expenses of multimedia tablets.

Gross Margin. We generated gross profit of $ (830,740) and $ 29,824 for the three months ended September 30, 2021 and 2020, with a gross margin of (16,234.9)% and 42.3% respectively.

Operating expenses.  The total operating expenses was $3,905,754 and $1,394,923 for the three months ended September 30, 2021 and 2020, representing an increase of $2,510,831 or 180.0%. The increase was mainly due to market expansion.

Loss from Operations. For the three months ended September 30, 2021 and 2020, we had loss from operations of $4,736,494 and $1,365,099 respectively, representing an increase in loss of $3,371,395 or 247.0%.

Net loss. For the three months ended September 30, 2021 and 2020, we had net loss of $4,755,207 and $1,474,817 respectively, representing an increase of $3,280,390 or 222.4%. The increase was mainly due to market expansion and decrease in revenue.

Liquidity and Capital Resources

Working Capital Deficit. As of September 30, 2021 and June 30, 2021, the Company a working capital deficit of $21,757,037 and a working capital deficit of $17,113,370, respectively.

Cash Flows. The following is a summary of the Company’s cash flows from operating, investing and financing activities:

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
Net cash used in operating activities	$(163,008)	$(1,785,171)
Net cash used in investing activities	—	(18,030)
Net cash provided by financing activities	18,310	8,005
Effect of exchange rate change on cash	(4,354)	(192,816)
Net change in cash and cash equivalents	$(149,052)	$(1,988,012)

Operating Activities.

Net cash used in operating activities was approximately $0.2 million for the three months ended September 30, 2021, as compared to approximately $1.8 million net cash used in operating activities for the three months ended September 30, 2020. Net cash used in operating activities was mainly due to the decrease of approximately $0.7 million of other receivable - related party, the increase of approximately $0.4 million of prepayments, and the increase of approximately $4.4 million of customer deposits, and the increase of approximately $0.1 million of inventories.

Investing Activities.

There are no investing activities for the three months ended September 30, 2021. Net cash used in investing activities was $18,030 for the three months ended September 30, 2020.

Financing Activities.

Net cash provided by financing activities was $18,310 and $8,005 for the three months ended September 30, 2021 and 2020, respectively, both of which referred to the proceeds from related parties.

Off-Balance Sheet Arrangements

As of September 30, 2021 and June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

As of September 30, 2021 and June 30, 2021, we did not have any contractual obligations.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the three months ended September 30, 2021 and 2020, and are included elsewhere in this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, Xingtao Zhou, who is our Chairman, Founder, Chief executive officer and Chief financial officer, as of September 30, 2021, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer has concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission's rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting at September 30, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on that assessment under those criteria, management has determined that, as of September 30, 2021, our internal control over financial reporting was not effective.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are included with this report.

Exhibit
Number	Name

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CANG BAO TIAN XIA INTERNATIONAL ART TRADE CENTER, INC.

Date: November 15, 2021	By:	/s/ Xingtao Zhou
Xingtao Zhou, Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial and accounting officer)

