Form 10-Q
period 2021-12-31
Cang Bao Tian Xia International Art Trade Center, Inc.
filed 2022-02-22
CIK 1006840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

The number of shares of registrant’s common stock outstanding as of February 15, 2022 was 110,319,245.

1

FORM 10-Q

CANG BAO TIAN XIA INTERNATIONAL ART TRADE CENTER, INC.

December 31, 2021

TABLE OF CONTENTS

		Page
PART I. - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	1

	Unaudited Condensed Consolidated Balance Sheets as of December 31, 2021 and June 30, 2021	1

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended December 31, 2021 and 2020	2

	Unaudited Condensed Consolidated Statement of Stockholders’ Deficit for the six months ended December 31, 2021 and 2020	3

	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2021 and 2020	4

	Notes to Financial Statements	5

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	24

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	28

ITEM 4.	CONTROLS AND PROCEDURES	28

PART II. - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	30

ITEM 1A.	RISK FACTORS	30

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	30

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	30

ITEM 4.	MINE SAFETY DISCLOSURES	30

ITEM 5.	OTHER INFORMATION	30

ITEM 6.	EXHIBITS	30

SIGNATURES		31

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

PART I. - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CANG BAO TIAN XIA INTERNATIONAL ART TRADE CENTER, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

AT December 31, 2021 AND JUNE 30, 2021

(Stated in US Dollars)

	December 31,	June 30,
	2021	2021
Assets
Current assets
Cash and cash equivalents	$132,988	$1,200,060
Accounts receivable, net	—	—
Other receivables, net	28,658	38,266
Related party receivable	194,300	1,197,938
Inventories	269,897	109,381
Advance to suppliers	10,806,272	9,252,512
Prepaid taxes	296	—
Total current assets	11,432,411	11,798,157

Non-current assets
Plant and equipment, net	166,658	184,703
Intangible assets, net	192,473	239,066
Right-of-use assets	6,691,254	8,220,399
Total non-current assets	7,050,385	8,644,168
Total Assets	$18,482,796	$20,442,325

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$8,391,346	$8,160,433
Deferred revenues	239,092	121,490
Taxes payable	2,319	4,115
Accrued liabilities and other payables	471,837	6,873
Advance from customers	23,338,584	17,256,693
Related party payable	1,412,674	128,793
Lease payable-current portion	3,275,929	3,233,130
Total current liabilities	37,131,781	28,911,527

Lease payable- non-current	3,415,325	4,987,269

Total Liabilities	$40,547,106	$33,898,796

Stockholders’ Deficit
Series A Preferred Stock, 10,000,000 shares authorized at $0.001 per share: 9,920,000 shares issued and outstanding as of December 31, 2021 and June 30, 2021, respectively	$9,920	$9,920
Common stock, par value $0.001 per share; 500,000,000 shares authorized; 110,319,245 shares issued and outstanding as of December 31, 2021 and June 30, 2021, respectively	110,319	110,319
Additional paid-in capital	20,434,840	20,434,840
Accumulated deficit	(41,857,108)	(33,499,423)
Accumulated other comprehensive loss	(762,281)	(512,127)
Total Stockholders’ Deficit	$(22,064,310)	$(13,456,471)
Total Liabilities and Stockholders’ Deficit	$18,482,796	$20,442,325

See Accompanying Notes to the Financial Statements

CANG BAO TIAN XIA INTERNATIONAL ART TRADE CENTER, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2021 AND 2020

(Stated in US Dollars)

	For the three months ended		For the six months ended
	December 31,		December 31,
	2021	2020	2021	2020

Net revenues	$1,132	$259,358	$6,249	$329,928
Cost of revenues	834,455	619,498	1,670,312	660,244
Gross profit	(833,323)	(360,140)	(1,664,063)	(330,316)

Operating expenses:
Selling and marketing expenses	2,233,554	446,753	5,564,923	1,365,329
General & administration expenses	535,227	1,146,730	1,109,612	1,623,077
Total operating expenses	2,768,781	1,593,483	6,674,535	2,988,406

Operating loss	(3,602,104)	(1,953,623)	(8,338,598)	(3,318,722)

Other income (expenses):
Interest income	23	1,034	1,394	2,267
Interest expense	(275)	—	(275)	—
Other income	—	115	—	115
Other expenses	(121)	(1,090)	(20,098)	(112,041)
Total other income (expenses)	(373)	59	(18,979)	(109,659)
Loss before income taxes	(3,602,477)	(1,953,564)	(8,357,577)	(3,428,381)
Provision for income taxes	1	1,773	108	1,773
Net loss	(3,602,478)	(1,955,337)	(8,357,685)	(3,430,154)

Other comprehensive income:
Foreign currency translation loss	(312,820)	(306,053)	(250,154)	(498,869)
Comprehensive loss	$(3,915,298)	$(2,261,390)	$(8,607,839)	$(3,929,023)

Loss per share
- Basic and diluted	(0.03)	(0.02)	(0.08)	(0.03)

Basic and diluted weighted average shares outstanding	110,319,245	110,319,245	110,319,245	110,319,245

See Accompanying Notes to the Financial Statements

CANG BAO TIAN XIA INTERNATIONAL ART TRADE CENTER, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ DEFICIENCY

FOR THE SIX MONTHS ENDED DECEMBER 31, 2021 AND 2020

(Stated in US Dollars)

	For the Six Months Ended December 31, 2020
					Additional	Accumulated Deficit		Accumulated Other
	Preferred Stock		Common Stock		Paid-in	Statutory		Comprehensive
	Shares	Amount	Shares	Amount	Capital	Reserves	Unrestricted	Loss	Total
BALANCE, July 1, 2020	9,920,000	$9,920	110,319,245	$110,319	$20,434,840	—	$(25,054,266)	$115,264	$(4,383,923)
Net loss	—	—	—	—	—	—	(3,430,154)	—	(3,430,154)
Foreign currency translation	—	—	—	—	—	—	—	(498,869)	(498,869)
BALANCE, December 31, 2020 (Unaudited)	9,920,000	$9,920	110,319,245	$110,319	20,434,840	$—	$(28,484,420)	$(383,605)	$(8,312,946)

	For the Six Months Ended December 31, 2021
					Additional	Accumulated Deficit		Accumulated Other
	Preferred Stock		Common Stock		Paid-in	Statutory		Comprehensive
	Shares	Amount	Shares	Amount	Capital	Reserves	Unrestricted	Loss	Total
BALANCE, July 1, 2021	9,920,000	$9,920	110,319,245	$110,319	$20,434,840	$—	$(33,499,423)	$(512,127)	$(13,456,471)
Net loss	—	—	—	—	—	—	(8,357,685)	—	(8,357,685)
Foreign currency translation	—	—	—	—	—	—	—	(250,154)	(250,154)
BALANCE, December 31, 2021 (Unaudited)	9,920,000	$9,920	110,319,245	$110,319	$20,434,840	$—	$(41,857,108)	$(762,281)	$(22,064,310)

See Accompanying Notes to the Financial Statements

CANG BAO TIAN XIA INTERNATIONAL ART TRADE CENTER, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2021 AND 2020

(STATED IN US DOLLARS)

	For the Six Months Ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,357,685)	$(3,430,154)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of plant and equipment	20,309	3,314
Amortization of intangible assets	49,320	58,742
Accounts receivables	—	3,363,818
Other receivables	10,026	6,031
Inventories	(157,668)	86,233
Prepayments	(1,418,975)	(1,101,202)
Accounts payable	61,923	(17,273,006)
Other payables and accrued liabilities	520,874	395,596
Customer deposits	5,916,918	19,384,366
Taxes payable	(1,833)	4,740
Net cash (used in) provided by operating activities	(3,356,791)	1,498,478

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of intangible assets	—	(24,308)
Purchase of equipment	—	(1,416)
Net cash used in investing activities	—	(25,724)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related parties, net	2,283,365	20,466
Net cash provided by financing activities	2,283,365	20,466

EFFECT OF EXCHANGE RATE ON CASH	6,354	(498,869)

NET (DECREASE) INCREASE IN CASH	(1,067,072)	994,351
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,200,060	2,710,150
CASH AND CASH EQUIVALENTS, END OF PERIOD	$132,988	$3,704,501

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$108	$1,773
Cash paid for interest	$275	$—

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

The carrying amount of the VIE’s assets and liabilities are as follows:

	December 31,	June 30,
	2021	2021
Current assets	$11,594,119	$11,850,943
Property, plants and equipment, Intangible Assets	359,131	423,769
Other noncurrent assets	6,691,254	8,220,399
Total assets	18,644,504	20,495,111

Current liabilities	37,119,579	28,819,519
Non-current liabilities	3,415,325	4,987,269
Total liabilities	40,534,904	33,806,788
Net assets	$(21,890,400)	$(13,311,677)

CANG BAO TIAN XIA INTERNATIONAL ART TRADE CENTER, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

	December 31,	June 30,
	2021	2021
Short-term loan
Accounts payable	$8,245,447	$8,076,065
Other payables and accrued liabilities	1,002,536	249,516
Related party payables	1,254,764	—
Tax payables	2,319	4,115
Customer Advances	23,338,584	17,256,693
Lease liabilities	3,275,929	3,233,130
Total current liabilities	37,119,579	28,819,519
Lease liabilities - noncurrent	3,415,325	4,987,269
Total liabilities	$40,534,904	$33,806,788

The summarized operating results of the VIE’s are as follows:

For the six months ended December 31, 2021
Operating revenues	$6,249
Gross profit	40,511
Loss from operations	(8,328,460)
Net loss	$(8,328,568)

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

	12/31/2021	6/30/2021	12/31/2020
Period/year end RMB: US$ exchange rate	6.3757	6.4601	6.5249
Period/annual average RMB: US$ exchange rate	6.4323	6.6273	6.7729
Period/year end HKD: US$ exchange rate	7.7981	7.7638	7.7526
Period/annual average HKD: US$ exchange rate	7.7837	7.7558	7.7512

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

The Company did not recognize any trading commission income or demonstration machine sales revenue for the six months ended December 31, 2021 and 2020.

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

NOTE 3 – GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the Company has incurred a net loss of $8,357,685 for the six months ended December 31, 2021. As of December 31, 2021, the Company had an accumulated deficit of $41,857,108, working capital deficit of $25,699,370.

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

NOTE 4 – INVENTORY

Inventory consisted of the following:

	December 31,	June 30,
	2021	2021

Finished goods	$269,897	$109,381
Less: allowance for obsolete inventory	—	—
Total, net	$269,897	$109,381

Inventory consists of artwork merchandises and souvenir and multi-functional demonstration machine. Obsolete inventory amounted to $0 and $0 for the six months ended December 31, 2021 and 2020.

CANG BAO TIAN XIA INTERNATIONAL ART TRADE CENTER, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	December 31,	June 30,
	2021	2021

Membership management system	$472,495	$466,322
Accounting system	1,735	1,712
	474,230	468,034
Less: Accumulated amortization	(281,757)	(228,968)
Total, net	$192,473	$239,066

Amortization expense amounted to $49,320 and $58,742 for the six months ended December 31, 2021 and 2020, respectively.

NOTE 6 – PLANT & EQUIPMENT

Plant and equipment, net, is consisted of the following:

	December 31, 2021	June 30, 2021

Furniture and fixtures	$18,499	$18,257
Automobile	182,912	180,523
	201,411	198,780
Less: Accumulate depreciation	(34,753)	(14,077)
Total, net	$166,658	$184,703

Depreciation expenses was $20,309 and $3,314 for the six months ended December 31, 2021 and 2020, respectively.

NOTE 7 - ADVANCE TO SUPPLIERS

Advance to suppliers consisted of the following:

	December 31,	June 30,
	2021	2021

Multimedia tablets	$4,851,888	$5,228,488
Marketing services	4,967,203	3,652,262
Gifts for members	8,444	139,549
Other services	978,737	232,213
Total, net	$10,806,272	$9,252,512

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

NOTE 8 – ADVANCE FROM CUSTOMERS

Advance from customers consisted of the following:

	December 31, 2021	June 30, 2021

Multimedia demonstration machines	$—	$—
Multimedia tablets	23,338,584	17,256,693
Total, net	$23,338,584	$17,256,693

The Company collects payments in advance for multimedia tablets. Such advances are partially refundable prior to delivery of goods and defective goods can be exchanged for replacement. Such advances may be recognized as revenues when the goods are delivered to and accepted by customers.

NOTE 9 – REVENUE AND COST OF REVENUE

	December 31,	December 31,
	2021	2020
Revenue
Membership service income	$6,249	$175,325
Multimedia tablets	—	154,603
	6,249	329,928
Cost of revenue
Membership service income	46,760	413,144
Multimedia tablets	1,623,552	247,100
	1,670,312	660,244

Gross profit	$(1,664,063)	$(330,316)

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

Operating lease expenses were $1,623,552 and $247,100 for the six months ended December 31, 2021 and 2020, respectively.

The undiscounted future minimum lease payment schedule as follows:

As of December 31,
2022	$1,637,965
2023	3,275,929
2024	1,665,440
2025	111,920
Thereafter	—
Total	$6,691,254

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

Related party sale and Account receivable - related parties

During the six months ended December 31, 2021, the Company made sales of $62,738 to Guangdong Cangbaotianxia Art Co., Ltd. As of December 31, 2021 and June 30, 2020, the outstanding balance of accounts receivable - related parties was $156,846 and $92,878, respectively.

During the six months ended December 31, 2021, the Company made sales of $15,685 to Xi 'an Cangbaotianxia Art Co., Ltd. As of December 31, 2021 and June 30, 2021, the outstanding balance of accounts receivable - related parties was $37,455 and $21,486, respectively.

Due to related parties

During the six months ended December 31, 2021, the Company received $1,283,881 in advance from Mr. Xingtao Zhou. As of December 31, 2021 and June 30, 2021, the outstanding balance payable to Mr. Xingtao Zhou was $1,412,674 and $128,793 respectively.

Due from related parties

During the six months ended December 31, 2021, Mr. Xingtao Zhou paid back $1,003,638 to the Company. As of December 31, 2021 and June 30, 2021, the balance receivable from Mr. Xingtao Zhou was $0 and $1,083,575 respectively. As of December 31, 2021 and June 30, 2021, the balance receivable from Guangdong Cangbaotianxia Art Co., Ltd was $156,845 and $0 respectively. As of December 31, 2021 and June 30, 2021, the balance receivable from Xi 'an Cangbaotianxia Art Co., Ltd was $37,455 and $0 respectively.

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

As of December 31, 2021, 9,920,000 preferred shares remain outstanding, which are owned by Xingtao Zhou, CEO.

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

As of December 31, 2021, 110,319,245 common shares are issued and outstanding with a par value of 0.001.

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

The components of deferred tax assets and liabilities as follows:

	December 31, 2021	June 30, 2021
Deferred tax asset
Net operating losses carry forwards	$29,117	$33,748
Valuation allowance	(29,117)	(33,748)
Deferred tax asset, net	$—	$—

Cayman Islands

Under the current laws of Cayman Islands, Zhi Yuan Limited is not subject to tax on income or capital gain. In addition, payments of dividends by the Company to their shareholders are not subject to withholding tax in the Cayman Islands.

Hong Kong

Cang Yun (Hong Kong) Limited was incorporated under the Hong Kong tax laws, and the statutory income tax rate was 16.5%. Cang Yun (Hong Kong) Limited has no operating profit or tax liabilities for the six months ended December 31, 2021 and 2020.

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

CANG BAO TIAN XIA INTERNATIONAL ART TRADE CENTER, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

The components of deferred tax assets and liabilities as follows:

	December 31, 2021	June 30, 2021
Net operating losses carry forwards	$8,328,568	$8,411,409
Valuation allowance	(8,328,568)	(8,411,409)
Deferred tax asset, net	$—	$—

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

ASC 740 requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The management evaluated the Company’s tax positions and concluded that no provision for uncertainty in income taxes was necessary as of December 31, 2021 and June 30, 2021.

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

The concentration on purchases from suppliers’ as follows:

	Six Months Ended		Six Months Ended
	December 31, 2021		December 31, 2020
	Amount %		Amount %
Supplier A	$1,655,504	100%	$1,899,646	91%

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

The Company evaluates subsequent events that have occurred after the balance sheet date but before the financial statements are issued. Based on this evaluation, the Company concluded that subsequent to December 31, 2021 but prior to the date the financial statements were available to be issued, and has determined that it does not have any material events to disclose.

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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the Company has incurred a net loss of $8,357,685 for the six months ended December 31, 2021. As of December 31, 2021, the Company had an accumulated deficit of $41,857,108, working capital deficit of $25,699,370.

The Company plans to continue its expansion and investments, which will require continued improvements in revenue and net income.

Results of Operations

Results of Operations for the three months ended December 31, 2021 and 2020

The following table sets forth key components of Company’s results of operations for the three months ended December 31, 2021 and 2020. The discussion following the table addresses these results.

	For Three Months Ended December 31,
	2021	2020	Fluctuation	%
Net revenues	$1,132	$259,358	(258,226)	(99.6)%
Cost of revenues	834,455	619,498	214,957	34.7%
Gross profit	(833,323)	(360,140)	(473,183)	131.4%
Operating expenses	2,768,781	1,593,483	1,175,298	73.8%
Loss from operations	(3,602,104)	(1,953,623)	(1,648,481)	84.4%
Interest income	23	1,034	(1,011)	(97.8)%
Interest expense	(275)	—	(275)	N/A
Other expense	(121)	(975)	854	(87.6)%
Provision for income taxes expense	1	1,773	(1,772)	(99.9)%
Net loss	(3,602,478)	(1,955,337)	(1,647,141)	84.2%

Revenues. For the three months ended December 31,2021 and 2020, we had revenue of $1,132 and $259,358 respectively, representing a decrease of $258,226 or 99.6%, which were derived from service package sales for the members and the sales and leasing income from multimedia tablets. The significant decrease in revenue was due to there were decrease in revenue from service package and leasing income from multimedia tablets.

Cost of Revenue. For the three months ended December 31, 2021 and 2020, we had cost of revenue of $834,455 and $619,498 respectively, representing an increase of $214,957 or 34.7%. The cost of revenue represents costs of merchandise and souvenirs sent to members and cost of multimedia tablets. The increase in cost was mainly due to increase in the leasing expenses of multimedia tablets.

Gross Profit. We generated gross profit of $ (833,323) and $ (360,140) for the three months ended December 31, 2021 and 2020, with a gross margin of (73,615.1)% and (138.9)% respectively.

Operating expenses.  The total operating expenses was $2,768,781 and $1,593,483 for the three months ended December 31, 2021 and 2020, representing an increase of $1,175,298 or 73.8%. The increase was mainly due to market expansion.

Loss from Operations. For the three months ended December 31, 2021 and 2020, we had loss from operations of $3,602,104 and $1,953,623 respectively, representing an increase in loss of $1,648,481 or 84.4%.

Net loss. For the three months ended December 31, 2021 and 2020, we had net loss of $3,602,478 and $1,955,337 respectively, representing an increase of $1,647,141 or 84.2%. The increase was mainly due to market expansion and decrease in revenue.

Results of Operations for the six months ended December 31, 2021 and 2020

The following table sets forth key components of Company’s results of operations for the six months ended December 31, 2021 and 2020. The discussion following the table addresses these results.

	For Six Months Ended December 31,
	2021	2020	Fluctuation	%
Net revenues	$6,249	$329,928	(323,679)	(98.1)%
Cost of revenues	1,670,312	660,244	1,010,068	153.0%
Gross profit	(1,664,063)	(330,316)	(1,333,747)	403.8%
Operating expenses	6,674,535	2,988,406	3,686,129	123.3%
Loss from operations	(8,338,598)	(3,318,722)	(5,019,876)	151.3%
Interest income	1,394	2,267	(873)	(38.5)%
Interest expense	(275)	—	(275)	N/A
Other income	—	115	(115)	(100.0)%
Other expense	(20,098)	(112,041)	91,943	(82.1)%
Provision for income taxes expense	108	1,773	(1,665)	(93.9)%
Net loss	(8,357,685)	(3,430,154)	(4,927,531)	143.7%

Revenues. For the six months ended December 31,2021 and 2020, we had revenue of $6,249 and $329,928 respectively, representing a decrease of $323,679 or 98.1%, which were derived from service package sales for the members and the sales and leasing income from multimedia tablets. The significant decrease in revenue was due to there were decrease in revenue from service package.

Cost of Revenue. For the six months ended December 31, 2021 and 2020, we had cost of revenue of $1,670,312 and $660,244 respectively, representing an increase of $1,010,068 or 153.0%. The cost of revenue represents costs of merchandise and souvenirs sent to members and cost of multimedia tablets. The increase in cost was mainly due to increase in the leasing expenses of multimedia tablets.

Gross Profit. We generated gross profit of $(1,664,063) and $(330,316) for the six months ended December 31, 2021 and 2020, with a gross margin of (26,629.3)% and (100.1)% respectively.

Operating expenses.  The total operating expenses was $6,674,535 and $2,988,406 for the six months ended December 31, 2021 and 2020, representing an increase of $3,686,129 or 123.3%. The increase was mainly due to market expansion.

Loss from Operations. For the six months ended December 31, 2021 and 2020, we had loss from operations of $8,338,598 and $3,318,722 respectively, representing an increase in loss of $5,019,876 or 151.3%.

Net loss. For the six months ended December 31, 2021 and 2020, we had net loss of $8,357,685 and $3,430,154 respectively, representing an increase of $4,927,531 or 143.7%. The increase was mainly due to market expansion and decrease in revenue.

Liquidity and Capital Resources

Working Capital Deficit. As of December 31, 2021 and June 30, 2021, the Company a working capital deficit of $25,699,370 and a working capital deficit of $17,113,370, respectively.

Cash Flows. The following is a summary of the Company’s cash flows from operating, investing and financing activities:

	Six Months Ended December 31, 2021	Six Months Ended December 31, 2020
Net cash (used in) provided by operating activities	$(3,356,791)	$1,498,478
Net cash used in investing activities	—	(25,724)
Net cash provided by financing activities	2,283,365	20,466
Effect of exchange rate change on cash	6,354	(498,869)
Net change in cash and cash equivalents	$(1,067,072)	$994,351

Operating Activities.

Net cash used in operating activities was approximately $3.4 million for the six months ended December 31, 2021, as compared to approximately $1.5 million net cash provided by operating activities for the six months ended December 31, 2020. Net cash used in operating activities was mainly due to the increase of approximately $1.4 million of prepayments, and the increase of approximately $5.9 million of customer deposits, the increase of approximately $1.8 million of related party payables, and the increase of approximately $0.2 million of inventories.

Investing Activities.

There are no investing activities for the six months ended December 31, 2021. Net cash used in investing activities was $25,724 for the six months ended December 31, 2020.

Financing Activities.

Net cash provided by financing activities was approximately $2.3 million for the six months ended December 31, 2021, as compared to approximately $0.02 million net cash provided by financing activities for the six months ended December 31, 2020. The increase was mainly due to the increase in net proceeds from the related party.

Off-Balance Sheet Arrangements

As of December 31, 2021 and June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

As of December 31, 2021 and June 30, 2021, we did not have any contractual obligations.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the six months ended December 31, 2021 and 2020, and are included elsewhere in this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, Xingtao Zhou, who is our Chairman, Founder, Chief executive officer and Chief financial officer, as of December 31, 2021, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer has concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission's rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting at December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on that assessment under those criteria, management has determined that, as of December 31, 2021, our internal control over financial reporting was not effective.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the six months ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

CANG BAO TIAN XIA INTERNATIONAL ART TRADE CENTER, INC.

Date: February 22, 2022	By:	/s/ Xingtao Zhou
Xingtao Zhou, Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial and accounting officer)

