Form 10-Q
period 2022-03-31
Cang Bao Tian Xia International Art Trade Center, Inc.
filed 2022-05-16
CIK 1006840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

The number of shares of registrant’s common stock outstanding as of May 13, 2022 was 110,319,245.

1

FORM 10-Q

CANG BAO TIAN XIA INTERNATIONAL ART TRADE CENTER, INC.

March 31, 2022

i

FORWARD LOOKING STATEMENTS

his report contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this report. Additionally, statements concerning future matters are forward-looking statements.

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

PART I. - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CANG BAO TIAN XIA INTERNATIONAL ART TRADE CENTER, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

AT MARCH 31, 2022 AND JUNE 30, 2021

(Stated in US Dollars)

	March 31,	June 30,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$107,394	$1,200,060
Accounts receivable, net	—	—
Other receivables, net	36,582	38,266
Related party receivable	218,478	1,197,938
Inventories	146,533	109,381
Advance to suppliers	11,403,918	9,252,512
Prepaid taxes	297	—
Total current assets	11,913,202	11,798,157

Non-current assets
Plant and equipment, net	157,353	184,703
Intangible assets, net	168,556	239,066
Right-of-use assets	5,905,990	8,220,399
Total non-current assets	6,231,899	8,644,168
Total Assets	$18,145,101	$20,442,325

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$8,412,283	$8,160,433
Deferred revenues	290,362	121,490
Taxes payable	2,714	4,115
Accrued liabilities and other payables	214,306	6,873
Advance from customers	22,422,770	17,256,693
Related party payable	4,124,989	128,793
Lease payable-current portion	3,294,739	3,233,130
Total current liabilities	38,762,163	28,911,527

Lease payable- non-current	2,611,251	4,987,269

Total Liabilities	$41,373,414	$33,898,796

Commitments and contingencies	—	—

Stockholders’ Deficit
Series A Preferred Stock, 10,000,000 shares authorized at $0.001 per share: 9,920,000 shares issued and outstanding as of March 31, 2022 and June 30, 2021, respectively	$9,920	$9,920
Common stock, par value $0.001 per share; 500,000,000 shares authorized; 110,319,245 shares issued and outstanding as of March 31, 2022 and June 30, 2021, respectively	110,319	110,319
Additional paid-in capital	20,434,840	20,434,840
Accumulated deficit	(42,922,131)	(33,499,423)
Accumulated other comprehensive loss	(861,261)	(512,127)
Total Stockholders’ Deficit	$(23,228,313)	$(13,456,471)
Total Liabilities and Stockholders’ Deficit	$18,145,101	$20,442,325

See Accompanying Notes to the Financial Statements

CANG BAO TIAN XIA INTERNATIONAL ART TRADE CENTER, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2022 AND 2021

(Stated in US Dollars)

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2022	2021	2022	2021

Net revenues	$1,401,979	$(727,957)	$1,408,228	$578,845
Cost of revenues	1,735,905	11,697	3,406,217	624,119
Gross profit	(333,926)	(739,654)	(1,997,989)	(45,274)

Operating expenses:
Selling and marketing expenses	494,945	1,028,992	6,059,868	4,134,199
General & administration expenses	236,767	—	1,346,379	4,134,199
Total operating expenses	731,712	1,028,992	7,406,247	4,134,199

Operating loss	(1,065,638)	(1,768,646)	(9,404,236)	(4,179,473)

Other income (expenses):
Interest income	611	21,145	1,730	23,412
Interest expense	—	—	—	—
Other income	4	121	—	3,359
Other expenses		—	(20,094)
Total other income (expenses)	615	21,266	(18,364)	26,771
Loss before income taxes	(1,065,023)	(1,747,380)	(9,422,600)	(4,152,702)
Provision for income taxes	—	25	108	1,798
Net loss	(1,065,023)	(1,747,405)	(9,422,708)	(4,154,500)

Other comprehensive income:
Foreign currency translation loss	(98,980)	286,139	(349,134)	(113,697)
Comprehensive loss	$(1,164,003)	$(1,461,266)	$(9,771,842)	$(4,268,197)

Loss per share
- Basic	(0.01)	(0.02)	(0.09)	(0.04)
- Diluted	(0.01)	(0.02)	(0.09)	(0.04)

Weighted average shares outstanding
- Basic	110,319,245	103,451,113	110,319,245	103,451,113
- Diluted	110,319,245	103,451,113	110,319,245	103,451,113

See Accompanying Notes to the Financial Statements

CANG BAO TIAN XIA INTERNATIONAL ART TRADE CENTER, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ DEFICIENCY

FOR THE NINE MONTHS ENDED MARCH 31, 2022 AND 2021

(Stated in US Dollars)

	For the Nine Months Ended March 31, 2021
					Additional	Accumulated Deficit		Accumulated Other
	Preferred Stock		Common Stock		Paid-in	Statutory		Comprehensive
	Shares	Amount	Shares	Amount	Capital	Reserves	Unrestricted	Loss	Total
BALANCE, July 1, 2020	9,920,000	$9,920	110,319,245	$110,319	$20,434,840	—	$(24,504,986)	$60,106	$(3,889,801)
Net loss	—	—	—	—	—	—	(4,154,500)	—	(4,154,500)
Foreign currency translation	—	—	—	—	—	—	—	(113,697)	(113,697)
BALANCE, March 31, 2021 (Unaudited)	9,920,000	$9,920	110,319,245	$110,319	20,434,840	$—	$(28,659,486)	$(53,591)	$(8,157,998)

	For the Nine Months Ended March 31, 2022
					Additional	Accumulated Deficit		Accumulated Other
	Preferred Stock		Common Stock		Paid-in	Statutory		Comprehensive
	Shares	Amount	Shares	Amount	Capital	Reserves	Unrestricted	Loss	Total
BALANCE, July 1, 2021	9,920,000	$9,920	110,319,245	$110,319	$20,434,840	$—	$(33,499,423)	$(512,127)	$(13,456,471)
Net loss	—	—	—	—	—	—	(9,422,708)	—	(9,422,708)
Foreign currency translation	—	—	—	—	—	—	—	(349,134)	(349,134)
BALANCE, March 31, 2022 (Unaudited)	9,920,000	$9,920	110,319,245	$110,319	$20,434,840	$—	$(42,922,131)	$(861,261)	$(23,228,313)

See Accompanying Notes to the Financial Statements

CANG BAO TIAN XIA INTERNATIONAL ART TRADE CENTER, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED MARCH 31, 2022 AND 2021

(STATED IN US DOLLARS)

	For the Nine Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,422,708)	$(4,154,500)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of plant and equipment	30,557	4,182
Amortization of intangible assets	74,310	71,216
Accounts receivables	—	—
Other receivables	2,387	243,777
Related party receivable	—	(45,912)
Inventories	(34,714)	(1,159,643)
Prepayments	(1,955,494)	(4,417,401)
Accounts payable	82,080	(5,236,769)
Other payables and accrued liabilities	218,811	(16,849)
Customer deposits	4,953,397	18,401,121
Taxes payable	(1,465)	42,871
Net cash (used in) provided by operating activities	(6,052,839)	3,732,093

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of intangible assets	—	12,657
Purchase of equipment	—	—
Net cash used in investing activities	—	12,657

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related parties, net	4,948,540	25,590
Net cash provided by financing activities	4,948,540	25,590

EFFECT OF EXCHANGE RATE ON CASH	11,633	415,016

NET (DECREASE) INCREASE IN CASH	(1,092,666)	4,185,356
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,200,060	2,715,689
CASH AND CASH EQUIVALENTS, END OF PERIOD	$107,394	$6,901,045

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$108	$1,798
Cash paid for interest	$—	$—

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

The carrying amount of the VIE’s assets and liabilities are as follows:

	March 31,	June 30,
	2022	2021
Current assets	$12,172,221	$11,850,943
Property, plants and equipment, Intangible Assets	325,909	423,769
Other noncurrent assets	5,905,990	8,220,399
Total assets	18,404,120	20,495,111

Current liabilities	38,836,466	28,819,519
Non-current liabilities	2,611,251	4,987,269
Total liabilities	41,447,717	33,806,788
Net assets	$(23,043,597)	$(13,311,677)

	March 31,	June 30,
	2022	2021
Short-term loan
Accounts payable	$8,312,876	$8,076,065
Other payables and accrued liabilities	847,094	249,516
Related party payables	3,956,273	—
Tax payables	2,714	4,115
Customer Advances	22,422,770	17,256,693
Lease liabilities	3,294,739	3,233,130
Total current liabilities	38,836,466	28,819,519
Lease liabilities - noncurrent	2,611,251	4,987,269
Total liabilities	$41,447,717	$33,806,788

CANG BAO TIAN XIA INTERNATIONAL ART TRADE CENTER, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

The summarized operating results of the VIE’s are as follows:

For the nine months ended March 31, 2022
Operating revenues	$1,408,228
Gross profit	(1,314,867)
Loss from operations	(9,382,677)
Net loss	$(9,382,785)

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

	3/31/2022	6/30/2021	3/31/2021
Period/year end RMB: US$ exchange rate	6.3393	6.4601	6.5713
Period/annual average RMB: US$ exchange rate	6.4038	6.6273	6.6820
Period/year end HKD: US$ exchange rate	7.8325	7.7638	7.7750
Period/annual average HKD: US$ exchange rate	7.7910	7.7558	7.7535

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

The Company did not recognize any trading commission income or demonstration machine sales revenue for the nine months ended March 31, 2022 and 2021.

Shipping and handling

All outbound shipping and handling costs are expensed as incurred.

Advertising Expenses

Advertising costs, mainly including promotion expense for the APP launching, are expensed as incurred and the total amounts charged to “selling and marketing expenses” in the unaudited condensed consolidated statements of income and comprehensive income.

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

NOTE 3 – GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the Company has incurred a net loss of $9,422,708 for the nine months ended March 31, 2022. As of March 31, 2022, the Company had an accumulated deficit of $42,922,131, working capital deficit of $26,848,961; its net cash used in operating activities for the nine months ended March 31, 2022 was $6,052,839.

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

NOTE 4 – INVENTORY

Inventory consisted of the following:

	March 31,	June 30,
	2022	2021

Finished goods	$146,533	$109,381
Less: allowance for obsolete inventory	—	—
Total, net	$146,533	$109,381

Inventory consists of artwork merchandises and souvenir and multi-functional demonstration machine. Obsolete inventory amounted to $Nil and $Nil for the nine months ended March 31, 2022 and 2021.

CANG BAO TIAN XIA INTERNATIONAL ART TRADE CENTER, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	March 31,	June 30,
	2022	2021

Membership management system	$475,208	$466,322
Accounting system	1,745	1,712
	476,953	468,034
Less: Accumulated amortization	(308,397)	(228,968)
Total, net	$168,556	$239,066

Amortization expense amounted to $74,310 and $71,216 for the nine months ended March 31, 2022 and 2021, respectively.

NOTE 6 – PLANT & EQUIPMENT

Plant and equipment, net, is consisted of the following:

	March 31, 2022	June 30, 2021

Furniture and fixtures	$18,604	$18,257
Automobile	183,963	180,523
	202,567	198,780
Less: Accumulate depreciation	(45,214)	(14,077)
Total, net	$157,353	$184,703

Depreciation expenses was $30,557 and $4,182 for the nine months ended March 31, 2022 and 2021, respectively.

NOTE 7 - ADVANCE TO SUPPLIERS

Advance to suppliers consisted of the following:

	March 31,	June 30,
	2022	2021

Multimedia tablets	$3,046,356	$5,228,488
Marketing services	5,446,763	3,652,262
Gifts for members	8,491	139,549
Other services	2,902,308	232,213
Total, net	$11,403,918	$9,252,512

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

CANG BAO TIAN XIA INTERNATIONAL ART TRADE CENTER, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

NOTE 8 – ADVANCE FROM CUSTOMERS

Advance from customers consisted of the following:

	March 31, 2022	June 30, 2021

Multimedia demonstration machines	$—	$—
Multimedia tablets	22,422,770	17,256,693
Total, net	$22,422,770	$17,256,693

The Company collects payments in advance for multimedia tablets. Such advances are partially refundable prior to delivery of goods and defective goods can be exchanged for replacement. Such advances may be recognized as revenues when the goods are delivered to and accepted by customers.

NOTE 9 – REVENUE AND COST OF REVENUE

	March 31,	March 31,
	2022	2021
Revenue
Membership service income	$18,465	$197,458
Multimedia tablets	1,389,763	381,387
	1,408,228	578,845
Cost of revenue
Membership service income	93,361	338,145
Multimedia tablets	3,312,856	285,974
	3,406,217	624,119

Gross profit	$(1,997,989)	$(45,274)

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

Operating lease expenses were $2,446,166 and $301,429 for the nine months ended March 31, 2022 and 2021, respectively.

The undiscounted future minimum lease payment schedule as follows:

As of March 31,
2023	$3,294,739
2024	2,539,779
2025	71,472
Thereafter	—
Total	$5,905,990

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

Related party sale and Account receivable - related parties

During the nine months ended March 31, 2022, the Company made sales of $123,831 to Guangdong Cangbaotianxia Art Co., Ltd. As of March 31, 2022 and June 30, 2020, the outstanding balance of accounts receivable - related parties was $218,478 and $92,878, respectively.

During the nine months ended March 31, 2022, the Company made sales of $0 to Xi 'an Cangbaotianxia Art Co., Ltd. As of March 31, 2022 and June 30, 2021, the outstanding balance of accounts receivable - related parties was $0 and $21,486, respectively.

Due to related parties

During the nine months ended March 31, 2022, the Company received $3,996,196 in advance from Mr. Xingtao Zhou. As of March 31, 2022 and June 30, 2021, the outstanding balance payable to Mr. Xingtao Zhou was $4,124,989 and $128,793 respectively.

Due from related parties

During the nine months ended March 31, 2022, Mr. Xingtao Zhou paid back $1,104,223 to the Company. As of March 31, 2022 and June 30, 2021, the balance receivable from Mr. Xingtao Zhou was $0 and $1,083,575 respectively.

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

As of March 31, 2022, 9,920,000 preferred shares remain outstanding, which are owned by Xingtao Zhou, CEO.

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

As of March 31, 2022, 110,319,245 common shares are issued and outstanding with a par value of 0.001.

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

The components of deferred tax assets and liabilities as follows:

	March 31, 2022	June 30, 2021
Deferred tax asset
Net operating losses carry forwards	$39,923	$33,748
Valuation allowance	(39,923)	(33,748)
Deferred tax asset, net	$—	$—

Cayman Islands

Under the current laws of Cayman Islands, Zhi Yuan Limited is not subject to tax on income or capital gain. In addition, payments of dividends by the Company to their shareholders are not subject to withholding tax in the Cayman Islands.

Hong Kong

Cang Yun (Hong Kong) Limited was incorporated under the Hong Kong tax laws, and the statutory income tax rate was 16.5%. Cang Yun (Hong Kong) Limited has no operating profit or tax liabilities for the nine months ended March 31, 2022 and 2021.

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

The components of deferred tax assets and liabilities as follows:

	March 31, 2022	June 30, 2021
Net operating losses carry forwards	$9,382,785	$8,411,409
Valuation allowance	(9,382,785)	(8,411,409)
Deferred tax asset, net	$—	$—

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

ASC 740 requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The management evaluated the Company’s tax positions and concluded that no provision for uncertainty in income taxes was necessary as of March 31, 2022 and June 30, 2021.

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

The concentration on purchases from suppliers’ as follows:

	Nine Months Ended		Nine Months Ended
	March 31, 2022		March 31, 2021
	Amount %		Amount %
Supplier A	$2,332,245	100%	$1,899,646	91%

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

The Company has assessed all events from March 31, 2022 up through May 16, 2022, which is the date that these financial statements are available to be issued, unless as disclosed below, there are not any material subsequent events that require disclosure in these financial statements.

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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the Company has incurred a net loss of $9,422,708 for the nine months ended March 31, 2022. As of March 31, 2022, the Company had an accumulated deficit of $42,922,131, working capital deficit of $26,848,961; its net cash used in operating activities for the nine months ended March 31, 2022 was $6,052,839.

The Company plans to continue its expansion and investments, which will require continued improvements in revenue and net income.

Results of Operations

Results of Operations for the three months ended March 31, 2022 and 2021

The following table sets forth key components of Company’s results of operations for the three months ended March 31, 2022 and 2021. The discussion following the table addresses these results.

	For Three Months Ended March 31,
	2022	2021	Fluctuation	%
Net revenues	$1,401,979	$(727,957)	2,129,936	(292.6)%
Cost of revenues	1,735,905	11,697	1,724,208	14,740.6%
Gross profit	(333,926)	(739,654)	405,728	(54.9)%
Operating expenses	731,712	1,028,992	(297,280)	(28.9)%
Loss from operations	(1,065,638)	(1,768,646)	703,008	(39.7)%
Interest income	611	21,145	(20,534)	(97.1)%
Interest expense	—	—	—	N/A
Other expense	4	121	(117)	(96.7)%
Provision for income taxes expense	—	25	(25)	(100.0)%
Net loss	(1,065,023)	(1,747,405)	682,382	(39.1)%

Revenues. For the three months ended March 31,2022 and 2021, we had revenue of $1,401,979 and $(727,957) respectively, representing an increase of $2,129,936 or 292.6%, which were derived from service package sales for the members and the sales and leasing income from multimedia tablets. The significant increase in revenue was due to there were increase in revenue from service package and leasing income from multimedia tablets.

Cost of Revenue. For the three months ended March 31, 2022 and 2021, we had cost of revenue of $1,735,905 and $11,697 respectively, representing an increase of $1,724,208 or 14,740.6%. The cost of revenue represents costs of merchandise and souvenirs sent to members and cost of multimedia tablets. The increase in cost was mainly due to increase in the leasing expenses of multimedia tablets.

Gross Profit. We generated gross profit of $(333,926) and $(739,654) for the three months ended March 31, 2022 and 2021, with a gross margin of (23.8)% and 101.6% respectively.

Operating expenses.  The total operating expenses was $731,712 and $1,028,992 for the three months ended March 31, 2022 and 2021, representing an decrease of $297,280 or 28.9%. The decrease was mainly due to the reduction of market development costs.

Loss from Operations. For the three months ended March 31, 2022 and 2021, we had loss from operations of $1,065,638 and $1,768,646 respectively, representing an decrease in loss of $703,008 or 39.7%.

Net loss. For the three months ended March 31, 2022 and 2021, we had net loss of $1,065,023 and $1,747,405 respectively, representing an decrease of $682,382 or 39.1%. The decrease was mainly due to increase in revenue.

Results of Operations for the nine months ended March 31, 2022 and 2021

The following table sets forth key components of Company’s results of operations for the nine months ended March 31, 2022 and 2021. The discussion following the table addresses these results.

	For Nine Months Ended March 31,
	2022	2021	Fluctuation	%
Net revenues	$1,408,228	$578,845	829,383	143.3%
Cost of revenues	3,406,217	624,119	2,782,098	445.8%
Gross profit	(1,997,989)	(45,274)	(1,952,715)	4,313.1%
Operating expenses	7,406,247	4,134,199	3,272,048	79.1%
Loss from operations	(9,404,236)	(4,179,473)	(5,224,763)	125.0%
Interest income	1,730	23,412	(21,682)	(92.6)%
Interest expense	—	—	—	N/A
Other expense (income)	(20,094)	3,359	(23,453)	(698.2)%
Provision for income taxes expense	108	1,798	(1,690)	(94.0)%
Net loss	(9,422,708)	(4,154,500)	(5,268,208)	126.8%

Revenues. For the nine months ended December 31,2022 and 2021, we had revenue of $1,408,228 and $578,845 respectively, representing an increase of $829,383 or 143.3%, which were derived from service package sales for the members and the sales and leasing income from multimedia tablets. The significant increase in revenue was due to there were increase in revenue from multimedia tablets.

Cost of Revenue. For the nine months ended March 31, 2022 and 2021, we had cost of revenue of $3,406,217 and $624,119 respectively, representing an increase of $2,782,098 or 445.8%. The cost of revenue represents costs of merchandise and souvenirs sent to members and cost of multimedia tablets. The increase in cost was mainly due to increase in the leasing expenses of multimedia tablets.

Gross Profit. We generated gross profit of $(1,997,989) and $(45,274) for the nine months ended March 31, 2022 and 2021, with a gross margin of (141.9)% and (7.8)% respectively.

Operating expenses.  The total operating expenses was $7,406,247 and $4,134,199 for the nine months ended March 31, 2022 and 2021, representing an increase of $3,272,048 or 79.1%. The increase was mainly due to market expansion.

Loss from Operations. For the nine months ended March 31, 2022 and 2021, we had loss from operations of $9,404,236 and $4,179,473 respectively, representing an increase in loss of $5,224,763 or 125.0%.

Net loss. For the nine months ended March 31, 2022 and 2021, we had net loss of $9,422,708 and $4,154,500 respectively, representing an increase of $5,268,208 or 126.8%. The increase was mainly due to market expansion.

Liquidity and Capital Resources

Working Capital Deficit. As of March 31, 2022 and June 30, 2021, the Company has a working capital deficit of $26,848,961 and $17,113,370, respectively.

Cash Flows. The following is a summary of the Company’s cash flows from operating, investing and financing activities:

	Nine Months Ended March 31, 2022	Nine Months Ended March 31, 2021
Net cash (used in) provided by operating activities	$(6,052,839)	$3,732,093
Net cash used in investing activities	—	12,657
Net cash provided by financing activities	4,948,540	25,590
Effect of exchange rate change on cash	11,633	415,016
Net change in cash and cash equivalents	$(1,092,666)	$4,185,356

Operating Activities.

Net cash used in operating activities was approximately $6.1 million for the nine months ended March 31, 2022, as compared to approximately $3.7 million net cash provided by operating activities for the nine months ended March 31, 2021. Net cash used in operating activities was mainly due to the increase of approximately $2.0 million of prepayments, and the increase of approximately $5.0 million of customer deposits, and the increase of approximately $0.2 million of other payables and accrued liabilities.

Investing Activities.

There are no investing activities for the nine months ended March 31, 2022. Net cash provided by investing activities was $12,657 for the nine months ended March 31, 2021.

Financing Activities.

Net cash provided by financing activities was approximately $4.9 million for the nine months ended March 31, 2022, as compared to approximately $25,590 net cash provided by financing activities for the six months ended March 31, 2021. The increase was mainly due to the increase in net proceeds from the related party.

Off-Balance Sheet Arrangements

As of March 31, 2022 and June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

As of March 31, 2022 and June 30, 2021, we did not have any contractual obligations.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the nine months ended March 31, 2022 and 2021, and are included elsewhere in this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, Xingtao Zhou, who is our Chairman, Founder, Chief executive officer and Chief financial officer, as of March 31, 2022, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer has concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission's rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting at March 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on that assessment under those criteria, management has determined that, as of March 31, 2022, our internal control over financial reporting was not effective.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the nine months ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

CANG BAO TIAN XIA INTERNATIONAL ART TRADE CENTER, INC.

Date: May 16, 2022	By:	/s/ Xingtao Zhou
Xingtao Zhou, Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial and accounting officer)

